Form 10-Q
period 1995-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1995-05-22
CIK 744786

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
       EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the quarter ended March 31, 1995

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .

                Commission file number:  0-14533

          OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)

           Maryland                                    52-
1322906
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.
)

  7200 Wisconsin Avenue, 11th Floor,  Bethesda, Maryland 20814
      (Address of principal executive offices)  (Zip Code)

 Registrant's telephone number, including area code:  (301) 654-
                              3100

Securities Registered Pursuant to Section 12(b) of the Act:
None.

Securities Registered Pursuant to Section 12(g) of the Act:
Assignee Units.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        YES
  X      NO      .

There is no public trading market for the Assignee Units (AUs) of limited partnership interest of the Partnership. Therefore, the AUs had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.


Index to Exhibit is found on page 9.


       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

   Reference is made to the Quarterly Report (unaudited) to Assignee Unit Holders for the three months ended March 31, 1995, which financial statements and notes thereto are incorporated herein by reference and attached as Exhibit 20 (sequentially numbered pages 11-16).

Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations.

   For a discussion of the Partnership's financial condition and operations for the three month period ended March 31, 1995, see information set forth in the section entitled "Report of Management" of the Quarterly Report (unaudited) to Assignee Unit Holders for the three months ended March 31, 1995, which section is incorporated herein by reference, and is attached as Exhibit 20 (sequentially numbered pages 6-10).

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

   (a) Exhibits.

        For a list of Exhibits as required by Item 601 of Regulation S-K, see Exhibit Index on page 4 of this report.

   (b) Reports on Form 8-K

Not applicable.

No other items were applicable.


       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Oxford Residential Properties I
Limited Partnership

                              By:  Oxford Residential
Properties I Corporation,                Managing General
Partner of the Registrant



Date:
By:

                                    Donald M. Boardman,
                                    Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:
By:

                                    Leo E. Zickler,
                                    Chairman of the Board of
                              Directors and
                                    Chief Executive Officer



Date:
By:

                                    Richard R. Singleton,
                                    Senior Vice President and
                              Chief Operating Officer









       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                          EXHIBIT INDEX

                            Form 10-Q


(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(11) Statement regarding computation of per share earnings.

     The information to compute earnings per share is provided in the financial statements and notes thereto of the Oxford Residential Properties I Limited Partnership's Quarterly Report (unaudited) to Assignee Unit Holders, attached as
     Exhibit 20 (sequentially numbered pages 11-16).

(20) Report furnished to security holders.

    Oxford   Residential   Properties  I  Limited   Partnership's
     Quarterly Report (unaudited) to Assignee Unit Holders for the quarter ended March 31, 1995, follows on sequentially numbered pages 5-16 of this report.















       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                         March 31, 1995




















       CONTENTS

       Report of Management
       Average Occupancy
       Summary of Project Data
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statement of Partners' Capital
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements
       Instructions for Investors who wish to reregister or transfer ORP Assignee Units


Report of Management


   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("Partnership") as of March 31, 1995, and its consolidated results of operations and cash flow for the quarter ended March 31, 1995. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

    On March 18, 1994, the Partnership paid to its Limited Partners as of December 31, 1993, a cash distribution for 1993 in the amount of $257,140, or $10 per Assignee Unit, representing an annualized return of 1% for 1993 based on the total original capital invested in the Partnership. This was the first distribution since the distribution made on February 28, 1991, for the last six months of 1990. On August 29, 1994, the Partnership paid to its Limited Partners as of June 30, 1994, a cash distribution for the first half of 1994 in the amount of $128,570, or $5 per Assignee Unit, which also represents an annualized return of 1%. In addition, on March 1, 1995, the Partnership paid to its Limited Partners as of December 31, 1994, a cash distribution for the second half of 1994 in the amount of $128,570, or $5 per Assignee Unit, representing an annualized return of 1% based on the total original capital invested in the Partnership.

Capital Resources and Liquidity

    Current Position. At March 31, 1995, the Partnership held $2,051,486 in cash, cash equivalents, and the working capital reserve, compared to $2,099,361 at December 31, 1994. Other Assets shown on the Balance Sheet increased by $170,119 to $917,960 at March 31, 1995 from $747,841 at December 31, 1994, primarily as a result of an increase in prepaid property taxes. In addition, the mortgage notes require the establishment and maintenance of two escrows for each property. These escrows are the Debt Service Payment Funds and the Recurring Replacement Reserve Funds (for property improvements), which had balances of $179,600 and $164,829, respectively, at March 31, 1995. In addition to these accounts, Other Assets also includes Property Tax Escrows and Property Insurance Escrows totaling $291,416 and $49,147, respectively. The Property Insurance Escrows, Property Tax Escrows, and Recurring Replacement Reserve Funds are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with formulas established in the loan agreement or based on expenditures required in the following month. Accounts Receivable and Prepaid expenses totaling $36,394 and $196,573, respectively, are also included in Other Assets.

    Unamortized  deferred costs at March 31, 1995 and  1994  were
$693,205  and  $717,674, respectively.   These  costs  are  being
amortized over the term of the mortgages.

    Property Operations. The Partnership's future liquidity and level of cash distributions are dependent upon the net operating income after debt service and capital expenditures generated by the Partnership's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by the Partnership. Property improvements in the aggregate amount of $111,723 were made during the quarter ended March 31, 1995, compared to $63,726 for the same period in 1994. Of the $111,723 in improvements, $68,370 have been capitalized for financial statement purposes, compared to $32,828 of the $63,726 in property improvements in 1994.

    Other Sources. Since the Partnership's inception, 40% of the property management fees owed to Oxford Management Company, Inc. ("OMC") have been subordinated to the receipt by the investors of certain returns. The property management fees paid to NHP/PMI since December 10, 1993 are also subject to this subordination requirement. As of March 31, 1995 and 1994, deferred and unpaid property management fees to NHP/PMI amounted to $165,072 and $32,687, respectively.







Report of Management


Results of Operations

     The   net   operating  income,  before  debt   service   and
refurbishment   expenses,  from  each  of  the  four   investment
properties  for the three months ended March 31, 1995  and  March
31, 1994 is as follows:

                                                   Three   months
                                                 ended March 31,
Property                                       1995        1994

The Landings, Indianapolis, IN             $107,203      $120,611
Shadow Oaks, Tampa, FL                      112,680       128,144
Fairlane East, Dearborn, MI                 390,350       335,848
Raven Hill, Burnsville, MN                  198,387       189,861

                                           $808,620      $774,464

    In the aggregate, the net operating income reported by the Partnership for the quarter ended March 31, 1995 increased by $34,154, or approximately 4.4%, compared to the quarter ended March 31, 1994. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended March 31, 1995 and March 31, 1994.

The Landings

   The Landings' net operating income for the quarter ended March 31, 1995 decreased by approximately 11.1% from the amount reported for the same period in 1994. Revenues increased by approximately 2.8% and operating expenses increased by approximately 17.7% in 1995, as compared to 1994. The increase in operating expenses was primarily attributable to an increase in property taxes, operating expenses, and administrative expenses. Average occupancy for the quarter ended March 31, 1995 increased to 94%, representing a 1 percentage point increase from the quarter ended March 31, 1994. During the quarter ended March 31, 1995, the Partnership expended $9,286 on property improvements, including $4,386 capitalized for accounting purposes. Project improvements completed during the quarter ended March 31, 1995 include carpet, vinyl floor and appliance replacements, and exterior painting. This property is over 20 years old and requires attention to property improvements and renovations upon turnover to maintain the property's competitive position.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended March 31, 1995 decreased by approximately 12.1% from the amount reported for the same period in 1994. The decrease was the result of approximately a 1.0% decrease in revenues and approximately a 10.4% increase in expenses. The increase in operating expenses is primarily attributable to an increase in operating and administrative expenses. Average occupancy for the quarter ended March 31, 1995, decreased to 91%, representing a 5 percentage point decrease from the quarter ended March 31,1994. However, the average occupancy for the quarter ended March 31, 1995 increased 4 percentage points from the quarter ended December 31, 1994. Management believes that the decrease in occupancy rate between March 31, 1995 and March 31, 1994 is the result of increased home buying in the Tampa area. The Shadow Oaks property is continuing its resident retention program in an effort to remain competitive in the market. During the quarter ended March 31, 1995, the Partnership expended $17,571 on property improvements, including $9,760 capitalized for accounting purposes. Property improvements completed during the quarter ended March 31, 1995 include carpet, vinyl floor and appliance replacements, lighting replacements, and updating of landscaping.


Report of Management


Fairlane East

    Fairlane East's net operating income for the quarter ended March 31, 1995 increased by approximately 16.2% from the amount reported for the same period in 1994. The increase was due to an increase of approximately 4.6% in revenues and a decrease of approximately 10.2% in operating expenses. The increase in revenues can be attributed to a stronger economy in the Dearborn, Michigan area due to new commercial development. The decrease in operating expenses is attributable to a decrease in property taxes and maintenance expenses. Average occupancy for the quarter ended March 31, 1995, increased to 98%, representing a 4 percentage point increase from the quarter ended March 31, 1994. The competitive services and rental rates, along with impressive curb appeal, are contributing factors to the improvement in occupancy. During the quarter ended March 31, 1995, the Partnership expended $33,417 on property improvements, including $26,081 capitalized for accounting purposes. Property improvements completed during the quarter ended March 31,1995 include fence replacements, carpet, vinyl floor and appliance replacements, and landscaping improvements.

Raven Hill

    Raven Hill's net operating income for the quarter ended March 31, 1995 increased by approximately 4.5% from the amount reported for the same period in 1994. The increase was the direct result of an increase of approximately 7.4% in revenues, partially offset by a 9.1% increase in expenses. The increase in expenses is primarily attributable to an increase in property taxes. Average occupancy for the quarter ended March 31, 1995, increased to 95%, representing a 2 percentage point increase from the quarter ended March 31, 1994. During the quarter ended March 31, 1995, the Partnership expended $51,449 for property improvements, including $28,144 capitalized for accounting purposes. Property improvements completed during the quarter ended March 31, 1995 include roof replacements, refurbishment of indoor pool/spa areas, resurfacing of racquetball courts, parking lot repairs, carpet replacements, appliance painting, door replacements, boiler repairs, landscaping improvements, appliance replacements, laundry room improvements, installation of card key system for all garages, and lighting conversion in garages and hallways.

Consolidated Statements of OperationsOther Deductions

    Interest expense was $455,412 and $553,506 for the three months ended March 31, 1995 and March 31, 1994, respectively.

   Depreciation expense for the three months ended March 31, 1995 and March 31, 1994 was $273,990 and $258,695, respectively.
Amortization expense for the quarters ended March 31, 1995 and March 31, 1994 was $24,469 and $23,388, respectively.

    For the three months ended March 31, 1995 and March 31, 1994, of the total property improvements in the aggregate amounts of $111,723 and $63,726, respectively, $43,353 and $30,898, respectively, were refurbishment expenses. The remaining balances of $68,371 and $32,827 have been capitalized for financial statement purposes. The increase is attributed to a significant increase in non-capitalizable property maintenance repairs associated with the overall upgrade of the internal and external appearance of the buildings.

    Interest income was $20,138 and $26,513 for the three months ended March 31, 1995 and March 31, 1994, respectively.

   Partnership administrative expenses for the three months ended March 31, 1995 and March 31, 1994 were $58,508 and $41,034.
Accounts payable and accrued expenses for the three months ended March 31, 1995 and March 31, 1994 were $632,388 and $545,281.


Oxford Residential Properties I Limited Partnership

Average Occupancy


The average occupancy for each of the four investment properties is shown in the following chart:




                                                For the Quarter
                                                     Ended

Property/   Acquisition
Location        Date         3/31/94  6/30/94  9/30/94  12/31/94 3/31/95

The Landings    10/31/84       93%      95%      98%      96%     94%
Indianapolis, Indiana

Shadow Oaks   02/07/85         96%      96%      93%      87%     91%
Tampa, Florida

Fairlane East 12/23/85         94%      95%      98%      96%     98%
Dearborn, Michigan

Raven Hill    12/24/86         93%      94%      96%      95%     95%
Burnsville, Minnesota




Summary of Project Data
(Unaudited)


                                 1995 Operating Results Through 3/31/95

                     Average                        NOI Before
                 Rent Collected1                     Property             NOI
Property/  Number of    March    Net     Operating Improvements &  Property         Before
Location     Units 1995  1994 Revenues   Expenses    Debt Service Improvements(2) Debt Servi
ce
The Landings  150  $544  $540    $239,281  $132,078 $107,203  $9,286    $  97,917
Indianapolis, Indiana

Shadow Oaks   200  $433  $417     249,681   137,001  112,680  17,571       95,109
Tampa, Florida

Fairlane East 244  $871  $860     629,073   238,723  390,350  33,417      356,933
Dearborn, Michigan

Raven Hill    304  $625  $598     562,425   364,038  198,387  51,449      146,938
Burnsville, Minnesota

     Totals   898              $1,680,460  $871,840 $808,620  $111,723    $696,897

1Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
(2)Represents total property improvement costs incurred through March 31, 1995, of which $68,371 have been capitalized.








Oxford Residential Properties I Limited Partnership

Consolidated Balance Sheet

                                March 31, 1995       December
31,1994
                                     (Unaudited)
Assets
Investment properties, at cost

 Land                                $ 3,682,239     $ 3,682,239
 Buildings and improvements,
 net of accumulated depreciation
  of $11,699,272 and $11,425,282,
 respectively                         21,671,390      21,877,009

  Total Investment Properties         25,353,629      25,559,248


Cash and cash equivalents              1,249,291       1,306,836
Working capital reserve                  802,195         792,525
Tenant security deposits                 102,867          91,192
Deferred costs, net of amortization
 of $2,224,029 and $2,199,560,
respectively                             693,205         717,674
Other assets                             917,960         747,841

                                       3,765,518       3,656,068

  Total Assets                       $29,119,147     $29,215,316

Liabilities and Partners' Capital
Liabilities
 Mortgage notes payable              $22,056,116     $22,129,117
 Accounts payable and accrued expenses   632,388         545,281
 Distributions payable                                   128,570
 Due to affiliates                       165,122         131,528
 Tenant security deposits                102,867          91,192

  Total Liabilities                   22,956,493      23,025,688


Partners' Capital
 General Partners                    (1,040,748)     (1,040,210)
 Assignor Limited Partner                    465             466
 Assignee Unit Holders (25,714 Assignee
  Units issued and outstanding)        7,202,937       7,229,372

  Total Partners' Capital              6,162,654       6,189,628

  Total Liabilities and Partners'
 Capital                             $29,119,147     $29,215,316


The accompanying notes are an integral part of these consolidated financial statements.



Oxford Residential Properties I Limited Partnership

Consolidated Statements of Operations
(Unaudited)

                                                Three months
                                             ended March 31,

                                             1995        1994
Apartment Revenues
 Rental income                          $1,633,797     $1,564,695
  Other income                              46,663         45,463
  Total Apartment Revenues               1,680,460      1,610,158
Apartment Expenses
  Maintenance                              247,047        255,843
  Operating                                144,756        135,906
  Administrative                           115,775        105,167
  Property management fees                  83,984         81,717
  Property taxes                           255,960        229,731
  Marketing                                 24,318         27,330
 Total Apartment Expenses                  871,840        835,694
Net Operating Income                       808,620        774,464
Other Deductions
  Interest expense                         455,412        553,506
  Depreciation and amortization            298,459        282,083
  Refurbishment expenses                    43,353         30,898
  Interest income                         (20,138)       (26,513)
  Partnership administrative expenses       58,508         41,034
  Total Other Deductions                  $835,594       $881,008
Loss Before Extraordinary Item            $(26,974)     $(106,544)
Extraordinary Gain from Debt Forgiveness                  169,259
Net Income (Loss)                         $(26,974)       $62,715
Net Income (Loss) Allocated to
  Assignee Unit Holders                   $(26,435)       $61,461
   (25,714 Assignee Unit Holders)
Loss Before Extraordinary Item
  per Assignee Unit                       $(1.03)          $(4.06)
Net Income (Loss) per Assignee Unit       $(1.03)           $2.39


The accompanying notes are an integral part of these consolidated financial statements.
Oxford Residential Properties I Limited Partnership

Consolidated Statement of Partners' Capital
(Unaudited)

                        For the period December 31, 1994 through March 31,1995


                                     Limited Partners' Interests

                              Assignee             Assignor
General
                              Unit Holders      Limited
Partner       Partners          Total


Balance, December 31, 1994 $7,229,372   $466  $(1,040,210)  $6,189,628

 Net loss, March 31,1995     (26,435)     (1)        (538)     (26,974)

Balance, March 31, 1995    $7,202,937   $465  $(1,040,748)  $6,162,654


The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership

Consolidated Statements of Cash Flows
(Unaudited)

                                          Three months ended March 31,
                                              1995       1994*
Operating activities:
 Net income (loss)                     $  (26,974)     $   62,715
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization         298,459        282,083
     Gain from Debt Forgiveness                         (169,259)
 Changes in assets and liabilities:
   Tenant security deposits liability       11,675          8,588
   Tenant security deposits               (11,675)        (8,588)
   Other assets                          (170,119)      (690,900)
   Accounts payable and accrued expenses    87,107        114,796
   Due to affiliates                        33,594      (869,072)
Net cash provided by (used in)
operating activities                       222,067     (1,269,637)
Investing activities:
 Increase in working capital reserves      (9,670)      (276,699)
 Additions to investment properties       (68,371)       (32,827)
Net cash used in investing activities     (78,041)      (309,526)
Financing activities:
 Refinancing proceeds                                  22,362,000
 Distributions paid                      (128,570)      (257,140)
 Mortgage principal paid                  (73,001)   (19,446,661)
 Increase in deferred costs                             (601,464)
Net cash (used in) provided by
 financing activities                    (201,571)      2,056,735
Net (decrease) increase in cash
 and cash equivalents                     (57,545)        477,572
Cash and cash equivalents,
beginning of period                     1,306,836         791,944
Cash and cash equivalents,
 end of period                         $1,249,291     $ 1,269,516

*  Reclassified for financial statement purposes only.

The accompanying notes are an integral part of these consolidated financial statements.


























Notes to Financial Statements
(Unaudited)

Note 1.  Financial Statements

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the Managing General Partner of Oxford Residential Properties I Limited Partnership ("Partnership"), are necessary to present fairly (a) the Partnership's consolidated financial position as of March 31, 1995 and as of December 31, 1994, (b) the Consolidated Statements of Operations for the three months ended March 31, 1995 and March 31, 1994, (c) the Consolidated Statement of Partners' Capital as of March 31, 1995, and (d) the Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and March 31, 1994, according to generally accepted accounting principles. Although the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1994.

   For financial reporting purposes, the income/loss before and after extraordinary item per Assignee Unit and the extraordinary gain per Assignee Unit have been calculated by dividing the portion of the Partnership's net income/loss before and after extraordinary item or the extraordinary gain allocable to Assignee Unit Holders (98%) by the 25,714 Assignee Units outstanding. The extraordinary gain during the quarter ended March 31, 1994 is related to a $169,259 loan discount which the Partnership received on the repayment of Raven Hill's previous mortgage loan as part of the portfolio debt refinancing.

Note 2.  Transactions with Affiliates

  Neither the Director nor the Executive Officers of the Managing
General  Partner,  Oxford Residential Properties  I  Corporation,
receives  direct  compensation  for  services  rendered  to   the
Partnership.

   Expense reimbursements are for affiliates' personnel costs and travel expenses that are directly related to the Partnership and which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the quarter ended March 31, 1995, were approximately $25,655 for administrative and accounting related costs, compared to $16,601 for the same period in 1994.

   Under the Property Management Agreements with NHP/PMI, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners are achieved. Property management fees of $33,594 and $32,687 for the three-month period ended March 31, 1995 and March 31, 1994, respectively, have been deferred and are included in due to affiliates in the accompanying consolidated balance sheets. As of March 31, 1995, deferred and unpaid property management fees amounted to $165,072. NHP/PMI also has a separate services agreement with Oxford Realty Financial Group, Inc. ("ORFG") pursuant to which ORFG provides certain services to NHP/PMI in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP/PMI from certain properties, including those owned by the Partnership. The management fee level paid to NHP/PMI is equal to the fee level previously paid to Oxford Management Company, Inc. ("OMC") prior to December 10, 1993.


Notes to Financial Statements
(Unaudited)

Note 3.  Mortgage Notes Payable

   Effective January 12, 1994, separate mortgage loans were made to each of the four new ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,313. As of March 31, 1995, the total outstanding balance of the four mortgage notes payable was $22,056,116. The properties are in compliance with their respective debt service agreements as of March 31,1995.

The principal terms of the new mortgage notes payable are as follows:

    Property         Mortgage     Monthly
Collateralizing        Note         Debt    Maturity   Interest
        Debt          Amount    Service  (1)   Date     Rate
The Landings       $  3,387,000  $  26,705    2/11/04     8.25%
Fairlane East        10,275,000      81,013    2/11/04     8.25%
Raven Hill            5,175,000      40,802    2/11/04     8.25%
Shadow Oaks           3,525,000      27,793    2/11/04     8.25%
                    $22,362,000    $176,313

(1) Includes principal and interest.


Note 4.  Subsequent Events

On April 11, 1995, an ORP investor filed an action in the United States District Court for the Central District of California captioned Susan Burke v. Oxford Residential Properties I Limited Partnership, et al. The suit alleged that, among other things, ORP had not responded properly to certain alleged offers made to purchase Assignee Units. Pursuant to a settlement agreement dated as of May 5, 1995, the parties executed mutual releases, the action was dismissed with prejudice, and ORP reimbursed plaintiff for a portion of her legal costs totaling $112,500.



Instructions for Investors who wish to reregister or transfer ORP
Assignee Units

Please follow the instructions below if you wish to reregister or transfer ownership of your Oxford Residential Properties I (ORP)
Assignee  Units.   No transfers or sales can be effected  without
the consent of the Managing General Partner and the completion of the proper documents.


       To cover the costs associated with processing transfers, MMS Escrow & Transfer Agency, Inc. ("MMS"), the transfer agent for ORP, charges $25 for each transfer of ORP Assignee Units between related parties, and $50 per seller for each transfer for consideration (sale). The only exception is a transfer to a surviving joint holder of Assignee Units when the other joint holder dies, in which case no fee is charged. MMS will continue to charge $150 for the conversion of Assignee Units into a limited partner interest.

    To transfer ownership of Assignee Units held in a Merrill Lynch account, please have your Merrill Lynch financial consultant contact Merrill Lynch Partnership Operations in New Jersey at (201) 557-1619 to request the necessary transfer documents. Merrill Lynch Partnership Operations will only accept calls from your financial consultant. YOU MUST HAVE THE PROPER TRANSFER DOCUMENTS FROM MERRILL LYNCH TO EFFECT A TRANSFER. Your financial consultant must contact Partnership Operations, as ORP Investor Services does not send out transfer papers for Assignee Units held in a Merrill Lynch account.

   Investors who no longer hold their Assignee Units in a Merrill Lynch account should contact ORP Investor Services at (810) 614-4550 or P.O. Box 7090, Troy, Michigan 48007-7090, to
  obtain transfer documents. YOU MUST OBTAIN THE PROPER TRANSFER DOCUMENTS FROM ORP INVESTOR SERVICES TO EFFECT A TRANSFER OF ASSIGNEE UNITS WHICH YOU HOLD PERSONALLY.

    To redeposit your ORP units into a Merrill Lynch account, please notify ORP Investor Services in writing after the Merrill Lynch account has been opened. ORP Investor Services will then instruct Merrill Lynch to deposit the Assignee Units into the account.

    Please remember to notify ORP Investor Services in writing at the address below or by calling (810) 614-4550 in the event you change your mailing address or your financial consultant. We can then continue to provide you and your representative with timely information about your investment in Oxford Residential Properties I.

    The Quarterly Report on Form 10-Q for the quarter ended March
  31, 1995, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-7090

                         (810) 614-4550