Form 10-Q
period 1995-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1995-08-21
CIK 744786

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

               For the Quarter ended June 30, 1995

                               OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .

                Commission file number:  0-14533

          OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)

           Maryland                                 52-1322906
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification No.)

  7200 Wisconsin Avenue, 11th Floor,  Bethesda, Maryland 20814
      (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (301) 654-3100

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

There is no public trading market for the Assignee Units (AUs) of limited partnership interest of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"). Therefore, the AUs had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.


Index to Exhibit is found on page 4.


       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

   Reference is made to the Quarterly Report (unaudited) to Assignee Unit Holders for the six months ended June 30, 1995, which financial statements and notes thereto are incorporated herein by reference and attached as Exhibit 20 (sequentially numbered pages 13-18).

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

   For a discussion of the Partnership's financial condition and operations for the six-month period ended June 30, 1995, see information set forth in the section entitled "Report of Management" of the Quarterly Report (unaudited) to Assignee Unit Holders for the six months ended June 30, 1995, which section is incorporated herein by reference, and is attached as Exhibit 20 (sequentially numbered pages 6-12).

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

   On April 11, 1995, an investor of ORP filed an action in the United States District Court for the Central District of California captioned Susan Burke v. Oxford Residential Properties I Limited Partnership, et al. The suit alleged that, among other things, ORP had not responded properly to certain alleged offers made to purchase Assignee Units. Pursuant to a settlement agreement dated as of May 5, 1995, the parties executed mutual releases, the action was dismissed with prejudice, and ORP reimbursed the plaintiff $112,500 for a portion of her legal costs.

Item 6.    Exhibits and Reports on Form 8-K

   (a) Exhibits.

   For a list of Exhibits as required by Item 601 of Regulation S-K, see Exhibit Index on page 4 of this report.

   (b) Reports on Form 8-K.  Not applicable.

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

(11) Statement regarding computation of per assignee unit earnings.

     The information to compute earnings per assignee unit is provided in the consolidated financial statements and notes thereto of the Oxford Residential Properties I Limited Partnership's Quarterly Report (unaudited) to Assignee Unit Holders, attached as Exhibit 20 (sequentially numbered pages 13-18).

(20) Report furnished to Security Holders.

    Oxford   Residential   Properties  I  Limited   Partnership's
     Quarterly Report (unaudited) to Assignee Unit Holders for the quarter ended June 30, 1995, follows on sequentially numbered pages 5-18 of this report.















       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                          June 30, 1995




















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


Report of Management


   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of June 30, 1995, and its consolidated results of operations and cash flows for the quarter ended June 30, 1995. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender") in which the affiliate acquired approximately 5,000 assignee units of limited partnership of ORP ("Units") at a price of $332 per Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their assignee units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all assignee units up to an aggregate of 600 assignee units at a price of $332 per assignee unit net to the seller in cash without interest ("Issuer Tender"). In August 1995, ORP purchased 221 assignee units at a price of $332 per assignee unit.

   On August 29, 1995, ORP will pay to its Partners and Assignee Unit Holders of record as of June 30, 1995, a cash distribution for the first half of 1995 in the amount of $128,570, or $5 per Assignee Unit, representing an annualized return of 1% for 1995 based on the total original capital invested in ORP.

Capital Resources and Liquidity

   Current Position. At June 30, 1995, ORP held $2,043,633 in cash, cash equivalents, and the working capital reserve, compared to $2,099,361 at December 31, 1994. Other Assets shown on the Balance Sheet increased $118,046 to $865,887 at June 30, 1995 from $747,841 at December 31, 1994, primarily as a result of an increase in prepaid property insurance and higher property insurance and tax escrows. In addition, the mortgage notes require the establishment and maintenance of two escrows for each property. These escrows are the Debt Service Payment Funds and the Recurring Replacement Reserve Funds (for property improvements), which had balances of $179,600 and $202,867, respectively, at June 30, 1995. In addition to these accounts, Other Assets also includes Property Tax Escrows and Property Insurance Escrows totaling $270,787 and $78,841, respectively. The Property Insurance Escrows, Property Tax Escrows, and Recurring Replacement Reserve Funds are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with formulas established in the loan agreement or based on expenditures required in the following month. Accounts Receivable and other Prepaid Expenses totaling $41,736 and $92,056, respectively, are also included in Other Assets.

   Unamortized deferred costs at June 30, 1995 were $668,738, compared to $717,674 at December 31, 1994. These costs are being amortized over the term of the mortgages.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service and capital expenditures generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $301,119 were made during the six month period ended June 30, 1995, compared to $390,202 for the same period in 1994. Of the $301,119 in improvements, $214,502 was capitalized for financial statement purposes, compared to $297,058 of the $390,202 total property improvements for the six-month period ended June 30, 1994.

  Other Sources. Since 1994, 40% of the property management fees owed to NHP, Inc. and certain of its affiliates ("NHP/PMI") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of June 30, 1995 and 1994, deferred property management fees to NHP/PMI amounted to $198,939 and $65,821, respectively.



Report of Management


Results of Operations

   The net operating income, before debt service, refurbishment expenses and capitalized Property Improvements, from each of the four investment properties for the three- and six-month periods ended June 30, 1995 and June 30, 1994 is as follows:


                      Three months ended June 30,     Six months ended June 30,
_______________________________________________________________________________
Property                        1995         1994         1995          1994

The Landings, Indianapolis, IN $ 136,832  $ 116,147    $  244,035   $  236,758
Shadow Oaks, Tampa, FL            96,325    126,523       209,005      254,667
Fairlane East, Dearborn, MI      410,913    339,352       801,263      675,200
Raven Hill, Burnsville, MN       269,581    210,508       467,968      400,369

                               $ 913,651  $ 792,530    $1,722,271   $1,566,994


Three Months Ended June 30, 1995 versus Three Months Ended June 30, 1994.

   In the aggregate, the net operating income, before debt service, refurbishment expenses and capitalized Property Improvements, reported by ORP for the quarter ended June 30, 1995 increased by $121,121, or approximately 15.3%, compared to the quarter ended June 30, 1994. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended June 30, 1995 and June 30, 1994.

Landings

   Landings' net operating income for the quarter ended June 30, 1995 increased by approximately 17.8% from the amount reported for the same period in 1994. Revenues increased by approximately 4.8% and apartment expenses decreased by approximately 7.0% in 1995, as compared to the same period in 1994. The decrease in apartment expenses was primarily attributable to a decrease in property taxes and maintenance expenses. Average occupancy for the quarter ended June 30, 1995 increased 2 percentage points to 97% from the quarter ended June 30, 1994. During the quarter ended June 30, 1995, ORP expended $37,841 on property improvements, including $28,408 capitalized for accounting purposes. Project improvements completed during the quarter ended June 30, 1995 primarily include carpet, vinyl floor and appliance replacements, landscaping, asphalt repairs, HVAC repairs, installation of new cabinets and blinds, structural repairs, and exterior and interior painting. This property is over 20 years old and requires attention to property improvements and renovations on turnover to maintain the property's competitive position.

Shadow Oaks

   Shadow Oaks' net operating income for the quarter ended June 30, 1995 decreased by approximately 23.9% from the amount reported for the same period in 1994. The decrease was primarily the result of approximately a 9.5% decrease in revenues and approximately a 4.5% increase in apartment expenses. The decrease in revenues is directly attributed to the decrease in the occupancy level as discussed below. The increase in apartment expenses is primarily attributable to an increase in maintenance and administrative expenses. Average occupancy for the quarter ended June 30, 1995 decreased 8 percentage points to 88% from the quarter ended June 30, 1994. However, the occupancy level at June 30, 1995 was 92%, and the Managing General Partner anticipates Shadow Oaks' occupancy level to range from 93% to 95% for the remainder of 1995. The Managing General Partner believes that the decrease in occupancy rate between June 30, 1994 and June 30, 1995 is the result of increased home buying in the Tampa area, as well as competition from newer apartment communities. The Shadow Oaks property is continuing its resident retention program in an effort to remain competitive in the market. During the quarter ended June 30, 1995, ORP expended $30,354 on property improvements, including $19,861 capitalized for accounting purposes. Property improvements completed during the quarter ended June 30, 1995 primarily include carpet, vinyl floor and appliance replacements, roof repairs, exterior structural repairs, HVAC repairs, fire equipment, and updating of landscaping.



Report of Management


Fairlane East

  Fairlane East's net operating income for the quarter ended June 30, 1995 increased by approximately 21.1% from the amount reported for the same period in 1994. The increase was due to an increase of approximately 5.6% in revenues and a decrease in
apartment  expenses  of  approximately 13.9%.   The  decrease  in
apartment expenses is attributable to a decrease in property taxes due to state wide property tax reforms enacted in 1994, and lower marketing costs and maintenance expenses. Average occupancy for the quarter ended June 30, 1995 increased 3 percentage points to 98% from the quarter ended June 30, 1994. During the quarter ended June 30, 1995, ORP expended $86,764 on property improvements, including $74,224 capitalized for accounting purposes. Property improvements completed during the quarter ended June 30, 1995 primarily include fence and window replacements, carpet, vinyl floor and appliance replacements, HVAC replacements, maintenance vehicle, structural repairs, roof replacements, and landscaping improvements.

Raven Hill

   Raven Hill's net operating income for the quarter ended June 30, 1995 increased by approximately 28.1% from the amount reported for the same period in 1994. The increase was the direct result of an increase of approximately 5.4% in revenues and a 9.1% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in property taxes due to successful property tax appeals. Average occupancy for the quarter ended June 30, 1995 increased 1 percentage point to 95% from the quarter ended June 30, 1994. During the quarter ended June 30, 1995, ORP expended $34,435 for property improvements, including $21,781 capitalized for accounting purposes. Property improvements completed during the quarter ended June 30, 1995 primarily include asphalt repairs, carpet and vinyl replacements, appliance painting and replacements, interior and exterior painting, door replacements, boiler repairs, gutter replacements, and landscaping improvements.

Six  Months Ended June 30, 1995 versus Six Months Ended June 30,
1994.

   In the aggregate, the net operating income, before debt service, refurbishment expenses and capitalized Property Improvements, reported by ORP for the six-month period ended June 30, 1995 increased by $155,277, or approximately 9.9%, compared to the six-month period ended June 30, 1994. Set forth below is a discussion of the properties which compares their respective operations for the six-month periods ended June 30, 1995 and June 30, 1994.

Landings

   Landings' net operating income for the six-month period ended June 30, 1995 increased by approximately 3.1% from the amount reported for the same period in 1994. Revenues increased by approximately 3.8%, and apartment expenses increased by approximately 4.5% in 1995, as compared to the same period in 1994. The increase in apartment expenses was primarily attributable to an increase in operating and administrative expenses. Average occupancy for the six-month period ended June 30, 1995 increased 2 percentage points to 96% from the six-month period ended June 30, 1994. During the six-month period ended June 30, 1995, ORP expended $47,128 on property improvements, including $32,795 capitalized for accounting purposes. Project improvements completed during the six-month period ended June 30, 1995 primarily include carpet, vinyl floor and appliance replacements, landscaping, asphalt repairs, HVAC repairs, installation of new cabinets and blinds, structural repairs, and exterior and interior painting. This property is over 20 years old and requires attention to property improvements and renovations on turnover to maintain the property's competitive position.

Shadow Oaks

   Shadow Oaks' net operating income for the six-month period ended June 30, 1995 decreased by approximately 17.9% from the amount reported for the same period in 1994. The decrease was the result of approximately a 5.3% decrease in revenues and approximately a 7.4% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in operating, administrative and maintenance expenses. Average occupancy for the six-month period ended June 30, 1995 decreased 6 percentage points to 90% from the six-month period ended June 30, 1994. However, the occupancy level at June 30, 1995 was 92%, and the Managing General Partner anticipates Shadow Oaks' occupancy level to range from 93% to 95% for the remainder of 1995. The Managing General Partner believes that the decrease in occupancy rate between June 30, 1994 and June 30, 1995 is the result of increased home buying in the Tampa area, as well as competition from newer apartment communities. The Shadow Oaks property is continuing its resident retention program in an effort to remain competitive in the market. During the six-month period ended June 30, 1995, ORP expended $47,926 on property improvements, including $31,477 capitalized for accounting purposes. Property improvements completed during the six-month period ended June 30, 1995 primarily include carpet, vinyl floor and appliance replacements, roofs repairs, exterior structural repairs, HVAC repairs, fire equipment, lighting replacements and updating of landscaping.

Fairlane East

   Fairlane East's net operating income for the six-month period ended June 30, 1995 increased by approximately 18.7% from the amount reported for the same period in 1994. The increase was due to an increase of approximately 5.1% in revenues and a decrease of approximately 12.1% in apartment expenses. The increase in revenues can be attributed to a stronger economy in the Dearborn, Michigan area as a result of new commercial development. The decrease in apartment expenses is primarily attributable to a decrease in property taxes due to state-wide property tax reforms enacted in 1994 and lower maintenance expenses. Average occupancy for the six-month period ended June 30, 1995 increased 3 percentage points to 98% from the six-month period ended June 30, 1994. During the six-month period ended June 30, 1995, ORP expended $120,181 on property improvements, including $100,304 capitalized for accounting purposes. Property improvements completed during the six-month period ended June 30, 1995 primarily include fence and window replacements, carpet, vinyl floor and appliance replacements, HVAC replacements, maintenance vehicle, structural repairs, roof replacements, and landscaping improvements.

Raven Hill

   Raven Hill's net operating income for the six-month period ended June 30, 1995 increased by approximately 16.9% from the amount reported for the same period in 1994. The increase was the direct result of an increase of approximately 6.4% in revenues. Apartment expenses exceeded the amount reported for the same period in 1994 by less than 1%. Although property taxes increased by 8.9%, this increase is before taking into account any reduction due to tax refunds for prior years and a decrease in the current year assessed value through successful tax appeals. The increase in taxes was offset by a savings in maintenance, operating, and marketing expenses. Average occupancy for the six-month period ended June 30, 1995 increased 1 percentage point to 95% from the six-month period ended June 30, 1994. During the six-month period ended June 30, 1995, ORP expended $85,884 for property improvements, including $49,926 capitalized for accounting purposes. Property improvements completed during the six-month period ended June 30, 1995 primarily include roof replacements, refurbishment of indoor pool/spa areas, resurfacing of racquetball courts, parking lot repairs, carpet and vinyl replacements, appliance painting and replacements, interior painting, door replacements, boiler repairs, landscaping improvements, and installation of security system.

Consolidated Statements of OperationsOther Income and Deductions

  Interest expense was $909,297 and $1,013,315 for the six months ended June 30, 1995 and June 30, 1994, respectively.

   For the six months ended June 30, 1995 and June 30, 1994, of the total property improvements in the aggregate amounts of $301,119 and $390,202, respectively, $86,617 and $93,144, respectively, were refurbishment expenses. The remaining balances of $214,502 and $297,058, respectively, were capitalized for financial statement purposes.

  Depreciation expense for the six months ended June 30, 1995 and
June   30,   1994   was   $550,483  and  $519,728   respectively.
Amortization expense for the six-month period ended June 30, 1995 and June 30, 1994 was $48,936 and $43,798, respectively.




Report of Management


   Interest income was $52,653 and $46,656 for the six months ended June 30, 1995 and June 30, 1994, respectively.

  ORP's administrative expenses for the six months ended June 30, 1995 and June 30, 1994 were $120,231 and $63,736, respectively, excluding legal fees and costs incurred in connection with certain tender offers and related litigation. This $56,495 increase in administrative expenses is primarily attributable to additional audit and tax preparation requirements. In addition, ORP also incurred $276,671 of fees and expenses in connection with securities filings and in related communications with its partners required by ORP in response to tender offers made earlier this year by certain affiliated and non-affiliated entities, and in defense and settlement of the action filed on April 11, 1995 in the United States District Court for the Central District of California, captioned Susan Burke v. Oxford Residential Properties I Limited Partnership, et al. This suit alleged that, among other things, ORP had not responded properly to certain alleged offers made to purchase assignee units. Pursuant to a settlement agreement dated as of May 5, 1995, the parties executed mutual releases, the action was dismissed with prejudice, and ORP reimbursed the plaintiff $112,500 for a portion of her legal costs, which amount is included in the $276,671 discussed above.




Average Occupancy



The average occupancy for each of the four investment properties is shown in the following chart:


                                         For the Quarter Ended
Property/    Acquisition
Location        Date      3/31/94  6/30/94  9/30/94  12/31/94 3/31/95  6/30/95

The Landings   10/31/84     93%      95%      98%       96%     94%      97%
Indianapolis, Indiana

Shadow Oaks    02/07/85     96%      96%      93%       87%     91%      88%
Tampa, Florida

Fairlane East  12/23/85     94%      95%      98%       96%     98%      98%
Dearborn, Michigan

Raven Hill     12/24/86     93%      94%      96%       95%     95%      95%
Burnsville, Minnesota










Summary of Project Data
(Unaudited)

                                   1995 Operating Results Through 6/30/95

________________________________________________________________________________
                          Average                           NOI Before
                      Rent Collected 1                       Property          NOI
Property/ Number of       June          Net    Operating   Improvements &  Property  Before
Location    Units     1995   1994    Revenues      Exp       Debt Srv.    Imprmnts(2) Debt Srv.

The Landings 150       $564   $518   $496,129  $ 252,094   $  244,035   $ 47,128 $ 196,907
Indianapolis, Indiana

Shadow Oaks  200       $423   $421    482,038    273,033      209,005     47,926   161,079
Tampa, Florida

Fairlane
   East      244       $879   $855  1,272,889    471,626      801,263   120,181    681,082
Dearborn, Michigan

Raven Hill   304       $636   $601  1,131,370    663,402      467,968    85,884    382,084
Burnsville, Minnesota

 Totals      898                   $3,382,426 $1,660,155   $1,722,271  $301,119  $1,421,152


1 Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
2 Represents total property improvement costs incurred through June 30, 1995, of which $214,502 have been capitalized.



Oxford Residential Properties I Limited Partnership

Consolidated Balance Sheet

                                   June 30, 1995          December 31,1994
                                    (Unaudited)


Assets
Investment properties, at cost
 Land                                $ 3,682,239             $ 3,682,239
 Buildings and improvements,
 net of accumulated depreciation
  of $11,975,765 and $11,425,282,
  respectively                        21,541,028              21,877,009

  Total Investment Properties         25,223,267              25,559,248


Cash and cash equivalents              1,230,472               1,306,836
Working capital reserve                  813,161                 792,525
Tenant security deposits                 103,606                  91,192
Deferred costs, net of amortization
 of $2,248,496 and $2,199,560,
 respectively                            668,738                 717,674
Other assets                             865,887                 747,841

                                       3,681,864               3,656,068

  Total Assets                       $28,905,131             $29,215,316

Liabilities and Partners' Capital
Liabilities
 Mortgage notes payable              $21,981,573             $22,129,117
 Accounts payable and accrued exp.       648,646                 545,281
 Distributions payable                   128,570                 128,570
 Due to affiliates                       198,989                 131,528
 Tenant security deposits                103,606                  91,192

  Total Liabilities                   23,061,384              23,025,688


Partners' Capital
 General Partners                    (1,044,545)             (1,040,210)
 Assignor Limited Partner                    455                     466
 Assignee Unit Holders (25,714
 Assignee Units issued and
 outstanding)                          6,887,837               7,229,372

  Total Partners' Capital              5,843,747               6,189,628

  Total Liabilities and
  Partners' Capital                  $28,905,131             $29,215,316


The accompanying notes are an integral part of these consolidated financial statements.



Oxford Residential Properties I Limited Partnership
Consolidated Statements of Operations
(Unaudited)

                       Three months ended June 30,   Six months ended June 30,
                            1995       1994                1995        1994


Apartment Revenues
 Rental income          $1,640,061  $1,593,080         $3,273,858  $3,157,775
  Other income              61,905      58,580            108,568     104,044

  Total Aprtmnt. Revn.   1,701,966   1,651,660          3,382,426   3,261,819

Apartment Expenses
  Maintenance              260,575     274,474            507,622     530,317
  Operating                123,646     123,770            268,402     259,675
  Administrative           116,408     116,301            232,183     221,468
  Property mgnt. fees       84,668      82,835            168,652     164,552
  Property taxes           179,717     231,432            435,677     461,163
  Marketing                 23,301      30,318             47,619      57,650
 Total Apartment Exp.      788,315     859,130          1,660,155   1,694,825
Net Operating Income       913,651     792,530          1,722,271   1,566,994

Other Deductions
  Interest expense         453,885     459,809            909,297   1,013,315
  Dep. and amortization    300,960     281,443            599,419     563,526
  Refurbishment expenses    43,264      62,245             86,617      93,144
  Interest income          (32,515)    (20,142)           (52,653)    (46,656)
  Partnership admin. exp.   61,723      22,702            120,231      63,736
  Litigation and
 Tender Compliance         276,671                        276,671

 Total Other Deductions  1,103,988     806,057          1,939,582   1,687,065
Loss Before
Extraordinary Item      $ (190,337) $  (13,527)        $ (217,311) $ (120,071)
Extraordinary Gain from
Debt Forgiveness                                                      169,259
Net Income (Loss)       $ (190,337) $  (13,527)        $ (217,311) $   49,188
Net Income (Loss) Allocated to
Assignee Unit Holders   $ (186,530) $  (13,256)        $ (212,965) $   48,204
 (25,714 Assignee Unit Holders)

Loss Before Extraordinary Item
 per Assignee Unit      $    (7.25) $    (0.52)        $    (8.28) $    (4.58)
Net Income (Loss)
 per Assignee Unit      $    (7.25) $    (0.52)        $    (8.28) $     1.88


The accompanying notes are an integral part of these consolidated financial statements.






Oxford Residential Properties I Limited Partnership
Consolidated Statement of Partners' Capital
(Unaudited)


                     For the period December 31, 1994 through June 30, 1995

                             Limited Partners'Interests

                          Assignee       Assignor      General
                        Unit Holders  Limited Partner  Partners       Total

Balance, Dec. 31, 1994    $7,229,372        $466    $(1,040,210)   $6,189,628

 Net loss for the six
 months ended
 June 30, 1995              (212,965)        (11)        (4,335)     (217,311)
 Distribution to Assignee
 Unit Holders               (128,570)                                (128,570)

Balance, June 30, 1995    $6,887,837        $455    $(1,044,545)   $5,843,747


The accompanying notes are an integral part of these consolidated financial statements.




Oxford Residential Properties I Limited Partnership

Consolidated Statements of Cash Flows
(Unaudited)

                                             Six months ended June 30,
                                                 1995          1994*
Operating activities:
 Net (loss) income                        $   (217,311)   $    49,188
 Adjustments to reconcile net (loss)
 income to net cash provided by
 operating activities:
     Depreciation and amortization             599,419        563,526
     Gain from debt forgiveness                              (169,259)
 Changes in assets and liabilities:
   Tenant security deposits liability           12,414         20,532
   Tenant security deposits                    (12,414)       (20,532)
   Other assets                               (118,046)      (848,402)
   Accounts payable and accrued expenses       103,365        172,958
   Due to affiliates                            67,461       (835,938)

Net cash provided by (used in)
   operating activities                        434,888     (1,067,927)

Investing activities:
 Increase in working capital reserve          (20,636)       (283,799)
 Additions to investment properties          (214,502)       (297,058)

Net cash used in investing activities        (235,138)       (580,857)
Financing activities:
 Refinancing proceeds                               0      22,362,000
 Distributions paid                          (128,570)       (257,140)
 Mortgage principal paid                     (147,544)    (19,515,320)
 Increase in deferred costs                         0        (606,463)

Net cash (used in) provided by
 financing activities                        (276,114)      1,983,077

Net (decrease) increase in cash
 and cash equivalents                         (76,364)        334,293

Cash and cash equivalents,
 beginning of period                        1,306,836         791,944
Cash and cash equivalents, end of period  $ 1,230,472     $ 1,126,237


*  Reclassified for financial statement purposes only.


The accompanying notes are an integral part of these consolidated financial statements.




Notes to Consolidated Financial Statements
(Unaudited)


Note 1.  Financial Statements

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the Managing General Partner of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's (a) Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994, (b) Consolidated Statements of Operations for the three- and six-month periods ended June 30, 1995 and June 30, 1994, (c) Consolidated Statement of Partners' Capital as of June 30, 1995, and (d) Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and June 30, 1994, according to generally accepted accounting principles. Although the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1994.

   For financial reporting purposes, the income/loss before and after extraordinary item per Assignee Unit and the extraordinary gain per Assignee Unit have been calculated by dividing the portion of the Partnership's net income/loss before and after extraordinary item or the extraordinary gain allocable to Assignee Unit Holders (98%) by the 25,714 Assignee Units outstanding. The extraordinary gain during the quarter ended June 30, 1994 is related to a $169,259 loan discount which the Partnership received on the repayment of Raven Hill's previous mortgage loan as part of its refinancing. The extraordinary gain per Assignee Unit is $6.45.

Note 2.  Transactions with Affiliates

  Neither the Director nor the Executive Officers of the Managing
General  Partner,  Oxford Residential Properties  I  Corporation,
receives  direct  compensation  for  services  rendered  to   the
Partnership.

   Expense reimbursements are for affiliates' personnel costs and travel expenses that are directly related to the Partnership and which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the six months ended June 30, 1995, were approximately $34,535 for administrative and accounting related costs, compared to $27,362 for the same period in 1994.

   Under the Property Management Agreements with NHP, Inc. and certain of its affiliates ("NHP/PMI"), the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners are achieved. Property management fees of $67,461 and $65,821 for the six-month period ended June 30, 1995 and June 30, 1994, respectively, have been deferred and are included in due to affiliates in the accompanying consolidated balance sheets. As of June 30, 1995, deferred and unpaid property management fees amounted to $198,939. NHP/PMI also has a separate services agreement with Oxford Realty
Financial Group, Inc. ("ORFG") pursuant to which ORFG provides certain services to NHP/PMI in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP/PMI from certain properties, including those owned by the Partnership. The management fee level paid to NHP/PMI is equal to the fee level previously paid to Oxford Management Company, Inc. ("OMC") prior to December 10, 1993.

   ORP incurred $276,671 of fees and expenses in connection with securities filings and in related communications with its partners required by ORP in response to tender offers made earlier this year by certain affiliated and non-affiliated entities, and in defense and settlement of the action filed on April 11, 1995 in the United States District Court for the Central District of California, captioned Susan Burke v. Oxford Residential Properties I Limited Partnership, et al. This suit alleged that, among other things, ORP had not responded properly to certain alleged offers made to purchase assignee units. Pursuant to a settlement agreement dated as of May 5, 1995, the parties executed mutual releases, the action was dismissed with prejudice, and ORP reimbursed the plaintiff $112,500 for a portion of her legal costs, which amount is included in the
$276,671 discussed above. On May 25, 1995, an affiliate of ORP and the Managing General Partner completed a tender offer ("Affiliate Tender") in which it acquired approximately 5,000 assignee units of limited partnership of ORP ("Units") at a price of $332 per Unit.



Notes to Consolidated Financial Statements
(Unaudited)

Note 3.  Mortgage Notes Payable

   Effective January 12, 1994, separate mortgage loans were made to each of the four new ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,313. As of June 30, 1995, the total outstanding balance of the four mortgage notes payable was $21,981,573. The properties are in compliance with their respective debt service agreements as of June 30, 1995.

The principal terms of the new mortgage notes payable are as follows:


    Property              Mortgage      Monthly
 Collateralizing            Note         Debt          Maturity    Interest
      Debt                 Amount       Service (1)      Date        Rate


The Landings,
Indianapolis, IN
                       $ 3,387,000     $ 26,705         2/11/04      8.25%
Shadow Oaks,
Tampa, FL               10,275,000       81,013         2/11/04      8.25%

Fairlane East,
Dearborn, MI             5,175,000       40,802         2/11/04      8.25%

Raven Hill,
Burnsville, MN           3,525,000       27,793         2/11/04      8.25%

                       $22,362,000     $176,313

(1) Includes principal and interest.



Note 4.  Subsequent Events

  Subsequent to the termination of the Affiliate Tender discussed in Note 2 above, ORP determined that additional Assignee Unit Holders were interested in selling their Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Units up to an aggregate of 600 Units at a price of $332 per Unit net to the seller in cash without interest ("Issuer Tender"). In August 1995, ORP purchased 221 Units at a price of $332 per unit.


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

  Please remember to notify ORP Investor Services in writing at the address below or by calling (810) 614-4550 in the event you change your mailing address or your financial consultant. We can then continue to provide you and your representative with timely information about your investment in Oxford Residential Properties I Limited Partnership.

  The  Quarterly Report on Form 10-Q for the quarter  ended  June
  30, 1995, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-7090

                         (810) 614-4550