Form 10-Q
period 1995-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1995-11-17
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

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

(301) 654-3100 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act: Assignee Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES   X      NO      .

There is no public trading market for the Assignee Units (AUs). Therefore, the AUs had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.


Index to Exhibit is found on page 4.


OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

FORM 10-Q
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

The Balance Sheets for Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of September 30, 1995 and December 31, 1994, the Statements of Operations for the three- and nine-month periods ended September 30, 1995 and 1994, the Statement of Partners' Capital as of September 30, 1995, the Statements of Cash Flows for the nine-month periods ended September 30, 1995 and 1994, and the notes thereto, are incorporated by reference to sequentially numbered pages 13 through 18 of ORP's
Quarterly Report (Unaudited) dated September 30, 1995, attached as Exhibit 20 (The "Quarterly Report").


Item 2.	 Management's Discussion and Analysis of Financial Condition and
Results of Operations

A discussion of ORP's financial condition and results of operations for the nine-month period ended September 30, 1995, is incorporated herein by reference to sequentially numbered pages 6-12 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings
	None.

Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits.

	For a list of Exhibits as required by Item 601 of Regulation S-K, see
 Exhibit Index on page 4 of this report.

	(b)	Reports on Form 8-K.

		None

	No other items were applicable.


OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

FORM 10-Q

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		Oxford Residential Properties I Limited Partnership

		By:  Oxford Residential Properties I Corporation
     	 Managing General Partner of the Registrant



Date: 11/17/95                  	 	By:  Donald M. Boardman
                                        Chief Financial Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: 11/17/95                   		By:  Leo E. Zickler
		                                      Chairman of the Board of Directors and
                                      		Chief Executive Officer



Date: 11/17/95                   		By: 	Richard R. Singleton
		                                      Senior Vice President and
                                        Chief Operating Officer










OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

FORM 10-Q

EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(11)	Statement regarding computation of per assignee unit earnings.

The information to compute earnings per assignee unit is provided in the consolidated financial statements and notes thereto of the Oxford Residential Properties I Limited Partnership's Quarterly Report (Unaudited) to Assignee Unit Holders, attached as Exhibit 20 (sequentially numbered pages 13-18)

(20)	Report furnished to Security Holders.

Oxford Residential Properties I Limited Partnership's Quarterly Report (Unaudited) dated September 30, 1995, follows on sequentially numbered pages 5 through 18 of this report.















OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

Quarterly Report
(Unaudited)

September 30, 1995




















		CONTENTS

		Report of Management
		Average Occupancy
		Summary of Project Data
		Consolidated Balance Sheets
		Consolidated Statements of Operations
		Consolidated Statement of Partners' Capital
		Consolidated Statements of Cash Flows
		Notes to Consolidated Financial Statements
		Instructions for Investors who wish to reregister or transfer ORP
  Assignee Units

REPORT OF MANAGEMENT

	The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership
 ("ORP" or the "Partnership") as of September 30, 1995, and its consolidated results of operations and cash flows for the nine-month period ended
 September 30, 1995.  This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this
 Quarterly Report.

Recent Developments

On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender"), in which the affiliate acquired approximately 5,000 assignee units of limited partnership of ORP ("Units") at a price of $332 per Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Units up to an aggregate of 600 Units at a price of $332 per Unit net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender has been extended to March 31, 1996. Since August 1995, ORP has purchased, in the aggregate, 528 Units at a price of $332 per Unit.

Liquidity and Capital Resources
	Current Position.  At September 30, 1995, ORP held $1,741,153 in cash, cash equivalents, and the working capital reserve, compared to $2,099,361 at
 December 31, 1994.  The decrease of $358,208 in cash, cash equivalents, and the working capital reserve is primarily attributable to: (i) the purchase of
 Assignee Units totaling approximately $174,300, and (ii) the payment of fees and expenses totaling $276,671, in the aggregate, in connection with securities filings and in related communications with its partners required by ORP in response to tender offers made earlier this year by certain affiliated and nonaffiliated entities, and in defense and settlement of the action filed on April 11, 1995 in the United States District Court for the
 Central District of California, captioned Susan Burke v. Oxford Residential
 Properties I Limited Partnership, et al.  Other Assets shown on the Balance
 Sheet increased $237,414 to $985,255 at September 30, 1995, from $747,841 at
 December 31, 1994, primarily as a result of an increase in prepaid property insurance and reserve for replacements and higher property tax escrows.

 Other Assets include a Debt Service Payment Fund, a Recurring Replacement Reserve Fund (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totalling $179,600, $240,904, $106,157, and $349,491, respectively. The Property
 Insurance Escrows, Property Tax Escrows, and Recurring Replacement Reserve Funds are funded and maintained monthy, as needed, from property income (except security deposits), in accordance with formulas established in the loan agreement or based on expenditures required in the following month. Accounts Receivable and other Prepaid Expenses totaling $55,033 and $54,070, respectively, are also included in Other Assets.

	Unamortized deferred costs at September 30, 1995 were $644,269, compared to
 $717,674 at December 31, 1994.  These costs are being amortized over the term of the mortgages.

	Property Operations.  ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service and capital expenditures generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties.  To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP.  Property improvements in the aggregate amount of $497,874 were made during the nine-month period ended September 30, 1995, compared to
 $788,339 for the same period in 1994.  Of the $497,874 of property improvements, $368,456 was capitalized for financial statement purposes, compared to $620,210 of the $788,339 of property improvements for the nine-
 month period ended September 30, 1994.

	Other Sources.  Since 1994, 40% of the property management fees owed to NHP,
 Inc. and certain of its affiliates ("NHP/PMI") have been subordinated to the receipt by the Assignee Unit Holders of certain returns.  As of
 September 30, 1995 and 1994, deferred property management fees to NHP/PMI amounted to $233,695 and $131,478, respectively.

Results of Operations

	The net operating income before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the three- and nine-month periods ended September 30, 1995 and 1994 is as follows:

			         Three months ended September 30, Nine months ended September 30,
           		______________________________________________________________
       		Property                1995    	1994       	1995        1994

The Landings, Indianapolis, IN	$112,075 	$118,228	 $  356,110	 $  354,986
Shadow Oaks, Tampa, FL	         120,688	  122,064	    329,693	    376,731
Fairlane East, Dearborn, MI    	386,635 	 325,219  	1,187,898  	1,000,419
Raven Hill, Burnsville, MN     	277,236  	219,055    	745,204    	619,424

                             		$896,634  $784,566  $2,618,905  $2,351,560


 Three Months Ended September 30, 1995 versus Three Months Ended September 30, 1994.

	In the aggregate, the net operating income before debt service, refurbishment expenses, and capitalized property improvements reported by ORP for the quarter ended September 30, 1995 increased by $112,068, or approximately
 14.3%, compared to the quarter ended September 30, 1994.  Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended September 30, 1995 and 1994.

Landings

 Landings' net operating income for the quarter ended September 30, 1995 decreased by approximately 5.2% from the amount reported for the same period in 1994. Revenues increased by approximately 3.1% and apartment expenses increased by approximately 10.6% in 1995, as compared to the same period in 1994. The increase in apartment expenses is primarily attributable to an increase in property taxes and maintenance expenses. Average occupancy for the quarter ended September 30, 1995 decreased 3 percentage points to 95% from the quarter ended September 30, 1994. During the quarter ended September 30, 1995, ORP expended $19,185 on property improvements including $13,586 capitalized for accounting purposes. Project improvements completed during the quarter ended September 30, 1995 primarily include carpet, vinyl floor and appliance replacements, HVAC repairs, and structural repairs.
 This property is over 20 years old and requires attention to property improvements and renovations on turnover to maintain the property's competitive position.



Shadow Oaks

	Shadow Oaks' net operating income for the quarter ended September 30, 1995 decreased by approximately 1.1% from the amount reported for the same period in 1994. Revenues increased by approximately 4.4% and apartment expenses increased by approximately 9.6%, as compared to the same period in 1994.
 The increase in apartment expenses is primarily attributable to an increase in utility expenses. Average occupancy for the quarter ended September 30, 1995 increased 2 percentage points to 95% from the quarter ended September 30, 1994. During the quarter ended September 30, 1995, ORP expended $21,755 on property improvements, including $16,148 capitalized for accounting purposes. Property improvements completed during the quarter ended September 30, 1995 primarily include carpet, vinyl floor and applicance replacements, HVAC repairs, and updating of landscaping.


Fairlane East

	Fairlane East's net operating income for the quarter ended September 30, 1995 increased by approximately 18.9% from the amount reported for the same period in 1994. Revenues increased by approximately 3.8% and apartment expenses decreased by approximately 12.8%, as compared to the same period in 1994. The decrease in apartment expenses is primarily attributable to a decrease in property taxes due to statewide property tax reforms enacted in 1994 and a reduction in operating and maintenance expenses. Average occupancy for the quarter ended September 30, 1995 increased 1 percentage point to 99% from the quarter ended September 30 1994. During the quarter ended September 30, 1995, ORP expended $98,736 on property improvements, including $86,828 capitalized for accounting purposes. Property improvements completed during the quarter ended September 30, 1995 primarily include fence and HVAC replacements, carpet, vinyl floor and applicance replacements, interior painting, asphalt repairs, cabinet replacements, interior renovations, structural repairs, roof replacements, and lighting improvements.


Raven Hill

	Raven Hill's net operating income for the quarter ended September 30, 1995 increased by approximately 26.6% from the amount reported for the same period in 1994. Revenues increased by approximately 7.9% and apartment expenses decreased by approximately 4.7%, as compared to the same period in 1994. The decrease in apartment expenses is primarily attributable to a decrease in property taxes due to successful property tax appeals.
 Average occupancy for the quarter ended September 30, 1995 decreased 3 percentage points to 93% from the quarter ended September 30, 1994. During the quarter ended September 30, 1995, ORP expended $57,079 for property improvements, including $37,392 capitalized for accounting purposes. Property improvements completed during the quarter ended September 30, 1995 primarily include asphalt repairs, carpet and vinyl replacements, appliance painting and replacements, interior and exterior painting, plumbing repairs, purchase of golf carts, and structural repairs.

 Nine Months Ended September 30, 1995 versus Nine Months Ended September 30,
 1994.

 In the aggregate, the net operating income before debt service, refurbishment expenses, and capitalized property improvements reported by ORP for the nine-month period ended September 30, 1995 increased by $267,344, or approximately 11.4%, compared to the nine-month period ended September 30, 1994. Set forth below is a discussion of the properties which compares their respective operations for the nine-month periods ended September 30, 1995 and 1994.

Landings

	Landings' net operating income for the nine-month period ended September 30,
 1995 increased by less than 1% from the amount reported for the same period in 1994.  Revenues increased by approximately 3.6%, and apartment expenses increased by approximately 6.7% in 1995, as compared to the same period in
 1994. The increase in apartment expenses was primarily attributable to an increase in operating, maintenance expenses, and property taxes.  Average occupancy for the nine-month period ended September 30, 1995 remained the same, as compared to the same period in 1994.  During the nine-month period ended Septemner 30, 1995, ORP expended $66,313 on property improvements, including $46,381 capitalized for accounting purposes.
 Project improvements completed during the nine-month period ended
 September 30, 1995 primarily include carpet, vinyl floor and appliance replacements, landscaping, asphalt repairs, HVAC repairs, installation of new cabinets and blinds, structural repairs, and exterior and interior painting.  This property is over 20 years old and requires attention to property improvements and renovations on turnover to maintain the property's competitive position.

Shadow Oaks

	Shadow Oaks' net operating income for the nine-month period ended September
 30, 1995 decreased by approximately 12.5% from the amount reported for the same period in 1994.  Revenues decreased by approximately 2.1% and apartment expenses increased by approximately 8.1%, as compared to the same period in
 1994.  The increase in apartment expenses is primarily attributable to an increase in utilities and administrative expenses.  Average occupancy for the nine-month period ended September 30, 1995 decreased 4 percentage points to 91% from the nine-month period ended September 30, 1994.  The Managing
 General Partner believes that the decrease in occupancy rate for the nine-month period ended September 30, 1995, compared to the nine-month period ended September 30, 1994 is the result of increased home buying in the
 Tampa area, as well as competition from newer apartment communities.  However, the average occupancy for the quarter ended September 30, 1995 increased 2 percentage points compared to the same period in 1994, and increased 7 percentage points compared to the quarter ended June 30, 1995.  The Shadow
 Oaks property is continuing its resident retention program in an effort to remain competitive in the market.  During the nine-month period ended
 September 30, 1995, ORP expended $69,681 on property improvements, including
 $47,625 capitalized for accounting purposes.  Property improvements completed during the nine-month period ended September 30, 1995 primarily include carpet, vinyl floor and applicance replacements, roof repairs, exterior structural repairs, HVAC repairs, fire equipment upgrades, lighting replacements, and updating of landscaping.

Fairlane East

	Fairlane East's net operating income for the nine-month period ended September 30, 1995 increased by approximately 18.7% from the amount reported for the same period in 1994. Revenues increased by approximately 4.6% and apartment expenses decreased by approximately 12.3%, as compared to the same period in 1994. The increase in revenues can be attributed to a stronger economy in the Dearborn, Michigan area as a result of new commercial development. The decrease in apartment expenses is primarily attributable to a decrease in property taxes due to statewide property tax reforms enacted in 1994 and lower maintenance expenses. Average occupancy for the nine-month period ended September 30, 1995 increased 2 percentage points to 98% from the nine-month period ended September 30, 1994. During the nine-month period ended September 30, 1995, ORP expended $218,917 on property improvements, including $187,132 capitalized for accounting purposes.
 Property improvements completed during the nine-month period ended
 September 30, 1995 primarily include fence and window replacements, carpet, vinyl floor and appliance replacements, HVAC replacements, purchase of maintenance vehicle, structural repairs, roof replacements, asphalt repairs, painting interior, cabinet replacements, lighting supplies, and landscaping improvements.

Raven Hill

	Raven Hill's net operating income for the nine-month period ended September 30, 1995 increased by approximately 20.3% from the amount reported for the same period in 1994. Revenues increased by approximately 6.9% and apartment expenses decreased by approximately 1.5%, as compared to the same period in 1994. The decrease in apartment expenses is primarily attributable to a decrease in property taxes due to successful property tax appeals, and lower marketing costs. Average occupancy for the nine-month period ended September 30, 1995 remained constant, as compared to the nine-month period ended September 30, 1994. During the nine-month period ended September 30, 1995, ORP expended $142,963 for property improvements, including $87,318 capialized for accounting purposes. Property improvements completed during the nine-month period ended September 30, 1995 primarily include roof replacements, refurbishment of indoor pool/spa areas, resurfacing of racquetball courts, parking lot repairs, carpet and vinyl replacements, appliance painting and replacements, interior painting, door replacements, boiler repairs, structural repairs, plumbing repairs, purchase of golf carts, landscaping improvements, and installation of security system.

Consolidated Statements of Operations-Other Income and Deductions

Interest expense was $1,361,623 and $1,471,688 for the nine months ended September 30, 1995 and September 30, 1994, respectively.

For the nine months ended September 30, 1995 and September 30, 1994, of the total property improvements in the aggregate amounts of $497,874 and $788,339, respectively, $129,416 and $168,129, respectively, were refurbishment expenses. The remaining balances of $368,456 and $620,210, respectively, were capitalized for financial statement purposes.

Depreciation expense for the nine months ended September 30, 1995 and September 30, 1994 was $820,790 and $785,392, respectively.
Amortization expense for the nine-month periods ended September 30, 1995 and September 30, 1994 was $73,405 and $64,207, respectively.

Interest income was $78,879 and $63,827 for the nine months ended
September 30, 1995 and September 30, 1994, respectively.

ORP's administrative expenses for the nine months ended September 30, 1995 and September 30, 1994 were $173,134 and $93,995, respectively, excluding legal fees and costs incurred in connection with certain tender offers and related litigation. This $79,139 increase in administrative expenses is primarily attributable to additional audit and tax preparation requirements.
In addition, ORP also incurred $276,671 of fees and expenses in connection with securities filings and in related communications with its partners required by ORP in response to tender offers made earlier this year by certain affiliated and nonaffiliated entities, and in defense and settlement of the action filed on April 11, 1995 in the United States District Court for the Central District of California, captioned Susan Burke v. Oxford Residential Properties I Limited Partnership, et al. This suit alleged that, among other things, ORP had not responded properly to certain alleged offers made to purchase assignee units. Pursuant to a settlement agreement dated as of May 5, 1995, the parties executed mutual releases, the action was dismissed with prejudice, and ORP reimbursed the plaintiff $112,500 for a portion of her legal costs, which amount is included in the $276,671 discussed above.




Average Occupancy



The average occupancy for each of the four investment properties is shown in the following chart:


                                 							For the Quarter Ended
Property/	Acquisition	      _________________________________________________________________
Location	       Date 	3/31/94	6/30/94	9/30/94	12/31/94	3/31/95	6/30/95	9/30/95

The Landings 10/31/84  	93%    	95%    	98% 	    96%    	94%	    97%    	95%
Indianapolis, Indiana

Shadow Oaks	 2/07/85   	96%    	96%    	93%     	87%    	91%    	88%    	95%
Tampa, Florida

Fairlane East	12/23/85  94%    	95%    	98%	     96%    	98%	    98%	    99%
Dearborn, Michigan

Raven Hill	12/24/86    	93%   	 94%   	 96%     	95%    	95%    	95%    	93%
Burnsville, Minnesota



Summary of Project Data
(Unaudited)


									                     1995 Operating Results Through 9/30/95
					   _____________________________________________________________________________________
                      	Average 			                	NOI Before
		                  Rent Collected		            	  Property	             	NOI
Property/	 Number of 	September 	Net  	Operating    Impr.&  	Property	  Before
Location    	Units	  1995	1994	Revenues	  Exp. 	 Debt Service  	Imp.  Debt Serv.

The Landings 	150	$559	$540 $ 751,887  $  395,777 $ 356,110	$ 66,313 	$ 289,797
Indianapolis, In

Shadow Oaks  	200	$431	$429  	745,827    	416,134   	329,693  	69,681   	260,012
Tampa, Fl

Fairlane East	244	$879	$857 1,917,476    	729,578 	1,187,898  218,917   	968,981
Dearborn, Mi

Raven Hill   	304	$642	$599 1,717,697   	 972,493   	745,204  142,963   	602,241
Burnsville, Mn

	Totals	898		              $5,132,887 	$2,513,982	$2,618,905	$497,874 $2,121,031


1Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
2Represents total property improvement costs incurred through September 30, 1995, of which $368,456 have been capitalized for financial statement purposes.

Oxford Residential Properties I Limited Partnership

Consolidated Balance Sheets


                                    	September 30, 1995
	                                       (Unaudited)        	December 31, 1994
Assets
Investment properties, at cost
	Land                                   	$ 3,682,239           	$ 3,682,239
	Buildings and improvements,
 net of accumulated depreciation
	of $12,249,312 and $11,425,282,
 respectively	                            21,424,675            	21,877,009

		Total Investment Properties            	25,106,914            	25,559,248


Cash and cash equivalents                   	917,221             	1,306,836
Working capital reserve                     	823,932               	792,525
Tenant security deposits                    	112,779                	91,192
Deferred costs, net of amortization of
  $2,272,965 and $2,199,560,
		respectively	                              644,269               	717,674
Other assets                                	985,255	               747,841

                                        			3,483,456	             3,656,068

		Total Assets                          	$28,590,370           	$29,215,316

Liabilities and Partners' Capital
Liabilities
	Mortgage notes payable                 	$21,905,483           	$22,129,117
	Accounts payable and accrued expenses      	588,860	               545,281
	Distributions payable	                          ---                128,570
	Due to affiliates                          	233,745               	131,528
	Tenant security deposits                   	112,779	                91,192

		Total Liabilities	                      22,840,867            	23,025,688


Partners' Capital
	General Partners                       	(1,042,948)           	(1,040,210)
	Assignor Limited Partner	                      459	                   466
	Assignee Unit Holders (25,714 Assignee
 Units issued and		25,189 outstanding)   	6,791,992	             7,229,372

		Total Partners' Capital	                5,749,503	             6,189,628

		Total Liabilities and
  Partners' Capital                    	$28,590,370	           $29,215,316


The accompanying notes are an integral part of these consolidated financial statements.



Oxford Residential Properties I Limited Partnership

Consolidated Statements of Operations
(Unaudited)

                          	      Three months ended	       Nine months ended
              	                     September 30,            September  30,
	                                1995         	1994       	1995     		  1994

Apartment Revenues
	Rental income 	             $1,689,355   $1,618,315   $4,963,213  	$4,776,090
	Other income	                   61,106     	 46,703	     169,674     	150,747

Total Apartment Revenues	     1,750,461	   1,665,018	   5,132,887	   4,926,837

Apartment Expenses
	Maintenance                   	297,293	     292,685     	804,915     	823,002
	Operating	                     136,399	     123,385     	404,801     	383,060
	Administrative                	117,632     	116,694	     349,815     	338,162
	Property management fees       	86,890	      82,589	     255,542	     247,141
	Property taxes                	192,548     	239,281	     628,225	     700,444
	Marketing	                      23,065      	25,818      	70,684      	83,468

Total Apartment Expenses	       853,827     	880,452    	2,513,982	  2,575,277
Net Operating Income           	896,634	     784,566    	2,618,905  	2,351,560

Other Deductions
	Interest expense              	452,326	     458,373    	1,361,623	  1,471,688
	Depreciation and amortization 	294,776	     286,073      	894,195    	849,599
	Refurbishment expenses	         42,799	      74,985      	129,416     168,129
	Interest income	               (26,226)	    (17,171)	     (78,879)   	(63,827)
	Partnership admin. expenses	    52,903	      30,259      	173,134     	93,995
	Litigation and Tender Compliance	   --           --       276,671          --

Total Other Deductions	         816,578   	  832,519    	2,756,160	  2,519,584
Income (Loss) Before
Extraordinary Item         	$    80,056	$    (47,953)	  $ (137,255)	$ (168,024)
Extraordinary Gain from
Debt Forgiveness	                    --           --            --    	169,259
Net Income (Loss)          	$    80,056	$    (47,953)	  $ (137,255)	$    1,235
Net Income (Loss) Allocated
to Assignee 	Unit Holders 	 $    78,455	$    (46,994)  	$ (134,510)	$    1,210
Income (Loss) Before
Extraordinary Item
per Assignee Unit         	 $      3.08 $      (1.82) 	 $    (5.25)	$    (6.40)
Net Income (Loss) per
Assignee Unit              	$      3.08	$      (1.82) 	 $    (5.25) $     0.05


The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership

Consolidated Statement of Partners' Capital
(Unaudited)

	         	    	   For the period December 31, 1994 through September 30, 1995

		    			           Limited Partners'  Interests
            										Assignee	        	Assignor       	General
						               Unit Holders   Limited Partner     Partners	     	Total


Balance, Dec.31, 1994  	$7,229,372        	$466     	$(1,040,210)  	$6,189,628

Net loss for the nine
   months ended
   Sept. 30, 1995        	(134,510)         	(7)        	(2,738)     	(137,255)
Distribution to
Assignee Unit Holders    	(128,570)         	__             	__      	(128,570)
Purchase of Units	        (174,300)          --              --       (174,300)

Balance, Sept. 30, 1995	$6,791,992        	$459    	$(1,042,948)   	$5,749,503


The accompanying notes are an integral part of these consolidated financial statements.


Oxford Residential Properties I Limited Partnership

Consolidated Statements of Cash Flows
(Unaudited)
            	                                Nine months ended September 30,
	                                               1995	                 1994
Operating activities:
	Net (loss) income                       	 $ 	(137,255)             	$	1,235
	Adjustments to reconcile net (loss)
 income to net	cash provided by
 (used in) operating activities:
 Depreciation and amortization                 894,195	              849,599
	Changes in assets and liabilities:
	Tenant security deposits liability             21,587               	33,634
	Tenant security deposits	                     (21,587)             	(31,910)
	Other assets	                                (237,414)            	(777,766)
	Accounts payable and accrued expenses	         43,579	              188,684
	Due to affiliates	                            102,217             	(802,903)

Net cash provided by (used in)
 operating activities                         	665,322             	(539,427)

Investing activities:
	Increase in working capital reserve          	(31,407)	            (290,596)
	Additions to investment properties          	(368,456)            	(620,210)

Net cash used in investing activities        	(399,863)            	(910,806)

Financing activities:
	Refinancing proceeds                               --            22,362,000
	Distributions paid	                          (257,140)	            (385,710)
	Mortgage principal paid                     	(223,634)         	(19,754,690)
	Increase in deferred costs                         --              (606,462)
	Purchase of Assignee Units	                  (174,300)                   --

Net cash (used in) provided by
 financing activities	                        (655,074)           	1,615,138
Net (decrease) increase in cash
 and cash equivalents	                        (389,615)             	164,905
Cash and cash equivalents,
 beginning of period	                        1,306,836              	791,944
Cash and cash equivalents, end of period		  $  917,221             $ 956,849


The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Financial Statements

	The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the Managing General
 Partner of Oxford Residential Properties I Limited Partnership ("ORP" or the
 "Partnership"), are necessary to present fairly the Partnership's (a)
 Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994,
 (b) Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 1995 and 1994, (c) Consolidated Statement of
 Partners' Capital as of September 30, 1995, and (d) Consolidated Statements
 of Cash Flows for the nine-month periods ended September 30, 1995 and 1994, according to generally accepted accounting principles.  Although the Managing
 General Partner believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1994.

	For financial reporting purposes, for the nine-month period ended September
 30, 1994, the income/loss before and after extraordinary item per Assignee
 Unit and the extraordinary gain per Assignee Unit have been calculated by dividing the portion of the Partnership's net income/loss before and after extraordinary item or the extraordinary gain allocable to Assignee Unit
 Holders (98%) by the 25,714 Assignee Units outstanding. The extraordinary gain during the quarter ended September 30, 1994 is related to a $169,259 loan discount which the Partnership received on the repayment of Raven Hill's previous mortgage loan as part of its refinancing.  The extraordinary gain per Assignee Unit is $6.45.

	In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net income (loss) amounts per Assignee Unit on the Consolidated Statements of Operations. On July 21, 1995, August 24, 1995, and September 13, 1995,
 ORP reacquired 221, 135 and 169 Assignee Units, respectively.

Note 2.  Transactions with Affiliates

	Neither the Director nor the Executive Officers of the Managing General Partner, Oxford Residential Properties I Corporation, receives direct compensation for services rendered to the Partnership.

	Expense reimbursements are for affiliates' personnel costs and travel expenses that are directly related to the Partnership and which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the nine months ended September 30, 1995, were approximately $51,839 for administrative and accounting-related costs, compared to $40,008 for the same period in 1994.

	Under the Property Management Agreements with NHP, Inc. and certain of its affiliates ("NHP/PMI"), the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners are achieved. Property management fees of $233,695 and $98,856 for the nine-month period ended September 30, 1995 and September 30, 1994, respectively, have been deferred and are included in due to affiliates in the accompanying consolidated baance sheets. NHP/PMI also has a separate services agreement with Oxford Realty Financial Group, Inc.
 ("ORFG"), pursuant to which ORFG provides certain services to NHP/PMI in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP/PMI from certain properties, including those owned by the Partnership.
 The management fee level paid to NHP/PMI is equal to the fee level previously paid to Oxford Management Company, Inc. ("OMC") prior to December 10, 1993.

	ORP incurred $276,671 of fees and expenses in connection with securities filings and in related communications with its partners required by ORP in response to tender offers made earlier this year by certain affiliated and nonaffiliated entities, and in defense and settlement of the action filed on April 11, 1995 in the United States District Court for the Central District of California, captioned Susan Burke v. Oxford Residential Properties I
 Limited Partnership, et al. This suit alleged that, among other things, ORP had not responded properly to certain alleged offers made to purchase
 Assignee Units. Pursuant to a settlement agreement dated as of May 5, 1995, the parties executed mutual releases, the action was dismissed with prejudice, and ORP reimbursed the plaintiff $112,500 (included in the $276,671 above) for a portion of her legal costs. On May 25, 1995, an affiliate of ORP and the Managing General Partner completed a tender offer ("Affiliate Tender"), in which it acquired approximately 5,000 assignee units of limited partnership of ORP ("Units") at a price of $332 per Unit.

	Subsequent to the termination of the Affiliate Tender discussed above, ORP determined that additional Assignee Unit Holders were interested in selling their Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Units up to an aggregate of 600 Units at a price of $332 per Unit net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender has been extended to March 31, 1996. Since
 August 1995, ORP has purchased, in the aggregate, 528 Units at a price of $332 per Unit.

Note 3.  Mortgage Notes Payable

	Effective January 12, 1994, separate mortgage loans were made to each of the four new ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,313. As of September 30, 1995, the total outstanding balance of the four mortgage notes payable was $21,905,483. The properties are in compliance with their respective debt service agreements as of September 30, 1995.


The principal terms of the new mortgage notes payable are as follows:

                          			Original
	     Property	             	Mortgage       	Monthly
 	Collateralizing             	Note	           Debt	     Maturity 	  Interest
	       Debt   	              Amount       	 Service(1) 	  Date       	Rate


The Landings,
 Indianapolis, IN	        $  3,387,000	      $  26,705    	2/11/04	      8.25%
Shadow Oaks,
 Tampa, FL                 	10,275,000         	81,013    	2/11/04      	8.25%
Fairlane East,
 Dearborn, MI               	5,175,000         	40,802    	2/11/04	      8.25%
Raven Hill,
 Burnsville, MN	             3,525,000	         27,793	    2/11/04	      8.25%

                         		$22,362,000	       $176,313

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

The Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


Investor Services
Oxford Residential Properties I Limited Partnership
P.O. Box 7090
Troy, Michigan 48007-7090

(810) 614-4550




REPORT OF MANAGEMENT



Notes to Consolidated Financial Statements
(Unaudited)