Form 10-K
period 1995-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1996-04-01
CIK 744786

- - --------------------------------------------------------------
- - --------------------------------------------------------------
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     ----------------------

                            FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1995
                               OR
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from _____ to _____

                --------------------------------
                Commission file number:  0-14533
                --------------------------------

         OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
       (Exact name of registrant as specified in its charter)

           Maryland                              52-1322906
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

  7200 Wisconsin Avenue, 11th floor,  Bethesda, Maryland 20814
      (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code:(301) 654-3100

Securities Registered Pursuant to Section 12(b) of the Act:  NONE
Securities Registered Pursuant to Section 12(g) of the Act:
  Assignee Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  /X/      NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/.

The Assignee Units of limited partnership interest of the Partnership are not currently being traded in any public market. Therefore, the Assignee Units had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.
- - ----------------------------------------------------------------
- - ----------------------------------------------------------------

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents of the Registrant are incorporated herein by reference as indicated:

   Form 10-K Parts      Document
   -----------------------------------------------------------
   Parts I, II, III     Portions of the Annual Report 1995 are
                        incorporated by reference into Parts I,
                        II and III.

Reference to Exhibits is on page 11.

                             PART I

Item 1.  Business.

    The Registrant, Oxford Residential Properties I Limited Partnership (the "Partnership"), was formed on January 19, 1984, under the Maryland Revised Uniform Limited Partnership Act to acquire, own and operate residential properties. The Partnership sold $25,714,000 of Assignee Units in a public offering that concluded on October 18, 1985. The net offering proceeds were used to acquire residential properties.

    The   objectives   of  the  Partnership's  acquisitions   of
    residential properties are to:

   (1) preserve and protect the Partnership's capital;

   (2) provide   capital  appreciation through   increases  in
       the  value  of  the   residential properties  and eventual
       cash distributions  to  Investors  from   the   sale   or
       refinancing  of  the   residential  properties.   The
       Partnership intends primarily to hold the residential properties for appreciation in value. Depending upon financial conditions, the Partnership will sell the residential properties after a period of time;

   (3) provide cash distributions  from  rental   operations  on
       a  current  basis.    Cash   from  Partnership  operations
       will be distributed  to  Investors in semiannual payments; and

   (4) obtain income tax deductions  to shelter  all  or  a  portion
       of  cash  distributions   to Investors  during the early years
       after the  Partnership's funds  have been fully invested.
       To the extent that tax deductions in the early years exceed funds available for distribution, such deductions may shelter taxable income from other sources, subject to limitations imposed by the Tax Reform Act of 1986.

    The Partnership's residential property investments are subject to competition from similar types of properties in the vicinities in which they are located.

Item 2.  Properties.

    Information concerning the individual properties is discussed in the Annual Report 1995 in the section entitled "Community
Descriptions," which section is incorporated herein by  reference
(pages 15 through 16 hereof).

Item 3.  Legal Proceedings.

    The Registrant is engaged from time to time in litigation incident to its business; however, there are no pending legal proceedings whose potential effects are considered to be material by the Managing General Partner.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                             PART II

Item 5.  Market for the Registrant's Partnership Interests and
         Related Security Holder Matters.

(a)    Market Information.

   The Partnership is classified as a partnership and thus has no common stock. As of December 31, 1995, the Partnership had issued 25,714 Assignee Units; however, during 1995, it reacquired a total of 528 Assignee Units at $332 per Assignee Unit and has retired these Assignee Units as of December 31, 1995. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

(b)    Number of Security Holders.

   As of December 31, 1995 there were 1,642 Assignee Unit holders.

(c)    Dividend History and Restrictions.

   Information regarding the frequency and amount of cash distributions is included in the section entitled "Selected Consolidated Financial Data" of the 1995 Annual Report, which section is incorporated herein by reference (page 14 hereof). Information regarding management's future expectations as to distributions is also included in the Annual Report 1995 in the section entitled "Report of Management," which section is incorporated herein by reference (on pages 18 through 25 hereof).

Item 6.  Selected Financial Data.

    Reference is made to the section of the Annual Report 1995 entitled "Selected Consolidated Financial Data," which section is incorporated herein by reference (page 14 hereof).

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

    For a detailed discussion of the Partnership's financial condition and results of operations for the years ended December 31, 1995, 1994 and 1993, see information set forth in the section entitled "Report of Management" of the Partnership's 1995 Annual Report, which section is incorporated herein by reference (pages 18 through 25 hereof).

Item 8.  Financial Statements and Supplementary Data.

     Reference is made to the Annual Report 1995 for the consolidated financial statements of the Partnership, which consolidated financial statements are incorporated herein by reference (pages 27 through 41 hereof). See Item 14 of this report for information concerning financial statements and schedules filed with this report.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.  None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.
(a), (b), (c) and (e).

   The Partnership has no directors or officers. The Managing General Partner of the Partnership, as designated in the Partnership Agreement, is Oxford Residential Properties I Corporation. The director and executive officers of the Managing General Partner are as follows:

- - -----------------------------------------------------------------
Name                Age  Position and Business Experience
- - -----------------------------------------------------------------
Leo E. Zickler       59    Chairman of the Board of Directors and
                         Chief Executive Officer since inception.
                         Since March 1982 he has been Chairman of
                         the   Board  of  Directors,  and   Chief
                         Executive  Officer of Oxford Development
                         Corporation ("Oxford"), an affiliate  of
                         the  Partnership  and  a  national  real
                         estate  firm  which  owns  and  operates
                         apartment and Senior Living Communities.
                         Mr.  Zickler  served  as  President   of
                         Oxford  until  February 28,  1994.   Mr.
                         Zickler continues to serve as a director
                         and   officer  of  Oxford  and   certain
                         affiliated entities.

- - -----------------------------------------------------------------
Name                Age  Position and Business Experience
- - -----------------------------------------------------------------
Francis P. Lavin     44    President  since March 1, 1994.   From
                         October  1989 through January  1994,  he
                         was  a  Director  and  President  of  ML
                         Oxford Finance Corporation, an affiliate
                         of  Merrill Lynch & Company, Inc.   From
                         1979  to  October 1989, Mr.  Lavin  held
                         various  positions  at  subsidiaries  of
                         Merrill   Lynch   &  Company   including
                         Director  and Vice President of  Merrill
                         Lynch,  Hubbard  Inc.   Since  March  1,
                         1994, Mr. Lavin has served as President of Oxford, as well as a director and officer of certain affiliated entities.

Donald M. Boardman   53    Mr. Boardman resigned in 1995 as Chief
                         Financial  Officer  of  ORP's   Managing
                         General Partner.

Richard R. Singleton 48    Senior  Vice President since inception
                         and  Chief Financial Officer since 1995.
                         Previously,  he  was Vice  President  of
                         Oxford Mortgage & Investment Corporation
                         since  1979 and was promoted  to  Senior
                         Vice President in 1983, and he was Chief
                         Operating  Officer  of  ORP's   Managing
                         General  Partner  since  1990  and   was
                         promoted  to Chief Financial Officer  in
                         1995.  Formerly, he held the position of
                         Tax  Manager  with  Arthur  Andersen   &
                         Company.   Mr. Singleton also serves  as
                         an officer of Oxford and affiliated entities.

    The  director  and  executive officers of Oxford  Residential
Properties I Corporation will serve in their respective positions until successors are chosen.

(d)    Family Relationships.  None.

(f)    Involvement in Certain Legal Proceedings.  None.

(g)    Promoter and Controlling Persons.  Not applicable.

Item 11. Executive Compensation.
(a), (b), (c) and (d)

  Neither  the  director  nor  the  executive  officers  of   the
  Managing  General  Partner,  Oxford  Residential  Properties  I
  Corporation,   receives   direct  compensation   for   services
  rendered to the Partnership.

(e)    Termination of Employment and Change of Control
   Arrangements.   None.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

(a)    Security Ownership of Certain Beneficial Owners.

   ORP  Acquisition Partners Limited Partnership, located at 7200
   Wisconsin  Avenue, Suite 1100, Bethesda, MD 20814, owns  4,997
   Assignee  Units,  representing  approximately  19.4%  of   the
   Assignee Units outstanding at December 31, 1995.

   No  other person or group is known by the Partnership  to  own
   beneficially   more   than  5%  of  the  outstanding   limited
   partnership interests and Assignee Units.


(b)    Security Ownership of Management.

   The officers and director of the General Partners of the Partnership do not directly own any Assignee Units. An affiliate of the General Partner is the Assignor Limited Partner of the Partnership. The Assignor Limited Partner has assigned the ownership of its limited partnership units (including rights to a percentage of the income, gain, losses, deductions, and distributions of the Partnership) to the Assignee Unit Holders.

(c)    Changes in Control.

   The Partnership is not aware of any arrangement which may at a subsequent date result in a change in control of the Partnership. There is a provision in the Partnership Agreement for removal of any General Partner which allows for, under certain circumstances, the ability to change control.

Item 13. Certain Relationships and Related Transactions.

(a)    Transactions with Management and Others.

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.


   December 31,                  1995       1994        1993
                              --------------------------------
   Expense reimbursement      $ 64,796   $ 58,150     $ 81,178
   Property management fees    342,171    328,695      319,831
                              --------------------------------
        Total                 $406,967   $386,845     $401,009
                              ================================

   Expense reimbursements are for affiliates' personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the year ended December 31, 1995, were approximately $64,796 for administrative and accounting related costs, compared to $58,150 for the same period in 1994.

   Under the Property Management Agreements with NHP, Inc. and certain of its affiliates ("NHP/PMI"), the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners are achieved. Property management fees of $136,868, $131,478 and $130,811 for the years ended December 31, 1995, 1994 and 1993, respectively, have been deferred and are included in due to affiliates in the accompanying consolidated balance sheets. NHP/PMI also has a separate services agreement with Oxford Realty Financial Group, Inc. ("ORFG"), pursuant to which ORFG provides certain services to NHP/PMI in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP/PMI from certain properties, including those owned by the Partnership.

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

(b)     Certain Business Relationships.

   The Partnership response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers or director of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

(c)     Indebtedness of Management.  None

(d)     Transactions with Promoters.  None

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)     List of documents filed as part of this Report:

   1.     Financial Statements.

          The following financial statements are contained in the Partnership's Annual Report 1995 and are incorporated herein by reference into Part II, Item 8:

                                                             Page
                                                            Numbers
          Description                                       Herein
          ---------------------------------------------------------
          Report of Independent Accountants.                   26

          Consolidated Balance Sheets as of December 31,
               1995 and 1994.                                  27

          Consolidated Statements of Operations for the
               years ended December 31, 1995, 1994 and 1993.   28

          Consolidated Statement of Partners' Capital for
               the years ended December 31, 1995, 1994 and
               1993.                                           29

          Consolidated Statements of Cash Flows for the
               years ended December 31, 1995, 1994 and 1993.   30

          Notes to Consolidated Financial Statements.          31-41

   2.      Financial Statement Schedules.

            All financial statement schedules have been omitted since they are not applicable, not required, or because the required information is included elsewhere in the financial statements or notes thereto.

   3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulations S-K).

          Exhibit No. 4 - Items defining the rights of security holders including indentures.

       a. Amended  and  Restated  Agreement  and  Certificate   of
          Limited Partnership (Incorporated by reference from Exhibit A of the Prospectus of the Partnership, dated
          May 24, 1985).

          Exhibit No. 10 - Material contracts.

       a. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering The Landings.

       b. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Fairlane East.

       c. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Raven Hill.

       d. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Shadow Oaks.

       Exhibit No. 13 - Annual report to security holders, etc.

       a. Annual Report for the year ended December 31, 1995
          ("filed" only to the extent material therefrom is specifically incorporated by reference).

       Exhibit No. 25 - Power of Attorney.

       a. Leo E. Zickler Power of Attorney (Incorporated by reference from Exhibits to Post-effective Amendment No.
          1 to Form S-11 Registration Statement, dated March 28,
          1985).

       Exhibit No. 28 - Additional Exhibits.  None.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the registrant during the fourth quarter of the year ended December 31, 1995.

(c) The list of Exhibits required by Item 601 of Regulation
    S-K is included in Item 14(a)(3) above.

(d) Financial Statement Schedules.

    See Item 14(a)(2) above.

                      CROSS REFERENCE SHEET

   The item numbers and captions in Parts I, II, III, and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

                                                         Sequentially
                                                           Numbered
Item                            Reference Materials         Page(s)
- - ---------------------------------------------------------------------------
1.  Business                    Annual Report 1995      pps 15-25

2.  Properties                  Annual Report 1995      pps 15-17

5.  Market for Registrant's     Annual Report 1995      pps 14, 18-25,
    Partnership Interest                                    36-37 and 39-40
    and Related Partnership
    Matters

6.  Selected Financial Data     Annual Report 1995      pp 14

7.  Management's Discussion     Annual Report 1995      pps 18-25
    and Analysis of Financial
    Condition and Results of
    Operations

8.  Financial Statements        Annual Report 1995      pps 26-41
    and Supplementary Data

11. Executive Compensation      Annual Report 1995      pps 39-40

13. Certain Relationships       Annual Report 1995      pps 39-40
    and Related Transactions

14. Exhibits, Financial         Annual Report 1995      pps 14-44
    Statement Schedules, and
    Reports on Form 8-K

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(13)   Annual Report 1995 to Security Holders.

    Oxford Residential Properties I Limited Partnership's Report dated December 31, 1995, follows on sequentially numbered pages
12 through 44 of this report.

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Oxford Residential Properties I Limited Partnership

                By: Oxford Residential Properties I Corporation
                    Managing General Partner of the Registrant


Date:  4/1/96   By: Richard R. Singleton
      -------       -------------------------------------------------
                    Richard R. Singleton
                    Senior Vice President and Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  4/1/96   By: Leo E. Zickler
      -------       ------------------------------------------------
                    Leo E. Zickler
                    Chairman of the Board of Directors and
                       Chief Executive Officer


Date:  4/1/96   By: Francis P. Lavin
      -------       -----------------------------------------------
                    Francis P. Lavin
                    President


    No proxy material has been sent to the Registrant's security holders. The Partnership's Annual Report 1995 is expected to be mailed to Assignee Unit Holders before April 30, 1996.

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                       Annual Report 1995























       CONTENTS

       Selected Consolidated Financial Data
       Community Descriptions
       Average Occupancy
       Summary of Project Data
       Report of Management
       Report of Independent Accountants
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statement of Partners' Capital
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements
       Distribution Information
       General Partnership Information
       Instructions for Investors who wish to reregister or transfer ORP Assignee Units

Selected Consolidated Financial Data

                                                        For the Years Ended December 31,
FINANCIAL HIGHLIGHTS                1995            1994              1993             1992              1991
- - ---------------------------------------------------------------------------------------------------------------
Total Assets                    $28,483,781      $29,215,316      $27,871,716      $27,928,726      $28,507,256
Investment Properties           $25,062,859      $25,559,248      $25,837,396      $26,041,931      $26,633,837
Mortgage Notes Payable          $21,827,812      $22,129,117      $19,049,019      $19,126,557      $19,196,918
Total Revenues from Apartment
  Operations                    $ 6,895,496      $ 6,618,927      $ 6,426,376      $ 6,060,944      $ 5,965,963
Net Operating Income            $ 3,462,904      $ 3,248,689      $ 3,244,232      $ 2,789,552      $ 2,800,768
Net Loss                        $  (184,035)     $   (62,203)     $  (286,088)     $  (563,572)     $(3,497,511)
Net Loss Allocated to
  Assignee Unit Holders         $  (180,354)     $   (60,659)     $  (280,366)     $  (552,301)     $(3,427,561)
Net Loss per Assignee Unit      $     (7.07)     $     (2.37)     $    (10.90)     $    (21.48)         (133.30)
Net Loss (tax basis) per
  Assignee Unit                 $    (26.65)<F1> $    (25.50)<F3> $    (38.29)<F5> $    (51.74)<F7> $    (50.54)<F9>
Cash Distributions per
  Assignee Unit                 $     12.50<F2>  $     10.00<F4>  $     10.00<F6>  $      0.00<F8>  $      0.00<F10>

Assignee Units Outstanding           25,186           25,714           25,714           25,714           25,714
Weighted Average of Assignee
  Units Outstanding                  25,515           25,714           25,714           25,714           25,714
Number of Assignee Unit Holders       1,642 <F11>      2,163            2,172            2,191            2,189
Number of Investment
  Properties Owned                        4                4                4                4                4
- - -----------------------------------------------------------------------

<F1>  Net loss (tax basis) per Assignee Unit includes $31.58 per Assignee Unit, and $4.93 in portfolio income.
<F2>  Includes semiannual distributions of $5.00 per Assignee Unit paid in August 1995 and $7.50 per Assignee Unit paid in
      February 1996.
<F3>  Net loss (tax basis) per Assignee Unit includes $36.10 per Assignee Unit pre-act passive loss, $6.39 in cancellation of indebtedness income, and $4.21 in portfolio income.
<F4>  Includes semiannual distributions of $5.00 per Assignee Unit paid in August 1994 and February 1995.
<F5>  Net loss (tax basis) per Assignee Unit includes $39.21 per Assignee Unit pre-act passive loss and $.92 in portfolio income.
<F6>  Includes distribution of $10 per Assignee Unit paid in March 1994.
<F7>  Net loss (tax basis) per Assignee Unit includes $53.70 per Assignee Unit pre-act passive loss and $1.96 in portfolio income.
<F8>  The Managing General Partner declared no distributions payable in either August 1992 or February 1993.
<F9>  Net loss (tax basis) per Assignee Unit includes $53.82 per Assignee Unit both post- and pre-act passive loss and $3.28 in portfolio income.
<F10> The Managing General Partner declared no distributions payable in either August 1991 or February 1992.
<F11> ORP Acquisition Partners Limited Partnership, located  at  7200   Wisconsin  Avenue,  Suite  1100,  Bethesda,  MD  20814,
      acquired  4,997  Assignee  Units,  representing  approximately 19.4%  of the Assignee Units outstanding at December 31, 1995.
      Also,  since August 1995, ORP has purchased, in the aggregate, 533   Assignee  Units,  including  five  units  purchased   in
      February 1996, at a price of $332 per Assignee Unit.

COMMUNITY DESCRIPTIONS

    The following paragraphs contain descriptions of each of  the
four  properties comprising the Partnership's portfolio.   Unless
otherwise  indicated,  information  provided  herein  is  as   of
December 31, 1995.

Fairlane East, Dearborn, Michigan

    Fairlane East is a 244-unit conventional property, located in Dearborn, Michigan. Fairlane East was built in 1973 and consists of twenty-six buildings. The buildings are wood framed, constructed with brick and wood trim. The property is located on Rotunda Road. To the north is single-family residential, to the east is industrial, to the south is the Ford Land Development Maintenance Center, and to the west is a retirement center and the Ford World Headquarters. Fairlane East is convenient to shopping, restaurants, churches, and public transportation. Amenities include: a washer and dryer in each unit, a swimming pool, and a clubhouse. Average occupancy was 99% in 1995 and 96% in 1994.

  Property improvements completed for the year ended December 31, 1995 primarily include fence and window replacements, carpet, vinyl floor, and appliance replacements, HVAC repairs and replacements, maintenance vehicle, structural repairs, roof replacements, asphalt repairs, interior painting, cabinet replacements, lighting supplies, and landscaping improvements.

The Landings, Indianapolis, Indiana

    The Landings is a 150-unit property located in northeastern Indianapolis, Indiana. The property is approximately 15 minutes from the downtown business district. The Landings is located at 78th Street and Keystone Avenue between the popular areas of Keystone at the Crossing and Broad Ripple, and is convenient to shopping, entertainment, parks, major thoroughfares, and public transportation. The property was built in 1974 and consists of nine wood frame constructed buildings with brick and aluminum siding and wood trim. The property is located on 27.3 acres along the White River and surrounds a lake that opens to the
White River. Amenities include: a clubhouse with party and billiard room, boat launch ramp to the river, boat storage, a sand volleyball court, two lighted tennis courts, a basketball court area, and a swimming pool. Average occupancy was 94% in 1995 and 96% in 1994.

   Project improvements completed for the year ended December 31, 1995 primarily include carpet, vinyl floor and appliance replacements, balcony replacements, landscaping, asphalt repairs, HVAC repairs and replacements, pool decking repairs, installation of new cabinets and blinds, structural repairs, and exterior and interior painting.

Raven Hill, Burnsville, Minnesota

    Raven Hill is a 304-unit apartment community located in Burnsville, Minnesota, a growing suburb of Minneapolis. It is convenient to the Minneapolis central business district, as well as the suburban employment centers of the Twin Cities of Minneapolis and St. Paul. The property was built in 1971 and is one of the oldest communities in its submarket. Amenities include: two guest suites, indoor and outdoor swimming pools, a spa, tennis courts, an indoor racquetball court, and two entertainment centers. Average occupancy was 95% for the years ended December 31, 1995 and 1994.

    Property improvements completed for the year ended December 31, 1995 primarily include roof replacements, window repairs and replacements, refurbishment of indoor pool/spa areas, exercise equipment, resurfacing of racquetball courts, parking lot repairs, carpet and vinyl replacements, appliance painting and replacements, interior painting, door replacements, boiler repairs, structural repairs, parking lot light poles, plumbing repairs, landscaping improvements, and installation of security system for the underground parking garages.

Shadow Oaks, Tampa, Florida

  Shadow Oaks is a 200-unit apartment community built in 1984 and is located in a neighborhood consisting of middle- and upper-middle-class single-family homes close to various commercial centers. Shadow Oaks is located in northeast Tampa, between the University of South Florida and Carrollwood areas. Amenities include: playground, pool, whirlpool, tennis court, picnic area, volleyball court, and laundry facilities. There has been significant building of apartments in Tampa and the surrounding area and, as a result, Shadow Oaks competes for residents with a considerable number of newer apartment developments located in nearby neighborhoods. Average occupancy was 92% in 1995 and 93% in 1994.

  Property improvements completed for the year ended December 31, 1995 primarily include carpet, vinyl floor and appliance replacements, roof repairs, exterior structural repairs, HVAC repairs, fire equipment upgrades, lighting replacements, and landscaping improvements.

Average Occupancy

The average occupancy for each of the four investment properties is shown in the following chart:

                                   Average             For the Quarter Ended           Average
Property/            Acquisition  Occupancy   -------------------------------------   Occupancy         -----------
Location                 Date        1994     3/31/95  6/30/95   9/30/95   12/31/95      1995
- - ---------------------------------------------------------------------------------------------------
Fairlane East          12/23/85       96%       98%       98%       99%       99%        99%
Dearborn, Michigan

The Landings           10/31/84       96%       94%       97%       95%       90%        94%
Indianapolis, Indiana

Raven Hill             12/24/86       95%       95%       95%       93%       95%        95%
Burnsville, Minnesota

Shadow Oaks             2/07/85       93%       91%       88%       95%       94%        92%
Tampa, Florida

- - ------------------------------------------------------------------------------------------------------
Summary of Project Data

                                   Average                                     NOI
                               Rent Collected<F1>                         Before Property                         NOI
Property/            Number        December          Net     Operating     Improvements        Property          Before
Location            of Units    1995     1994     Revenues    Expenses   & Debt Service     Improvements<F2>  Debt Service
- - --------------------------------------------------------------------------------------------------------------------------
Fairlane East          244      $889     $866   $2,572,302  $1,012,352     $1,559,950          $422,285        $1,137,665
Dearborn, Michigan

The Landings           150      $560     $553      994,292     532,303        461,989           110,864           351,125
Indianapolis, Indiana

Raven Hill             304      $664     $613    2,315,707   1,325,810        989,897           238,176           751,721
Burnsville, Minnesota

Shadow Oaks            200      $415     $418    1,013,195     562,127        451,068            85,708           365,360
Tampa, Florida         ---                      -------------------------------------------------------------------------
     Total             898                      $6,895,496  $3,432,592     $3,462,904          $857,033        $2,605,871
                       ===                      =========================================================================

<F1>  Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2>  Represents total Property improvement costs, including capitalized costs, incurred during 1995.

REPORT OF MANAGEMENT

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of December 31, 1995, and its consolidated results of operations and cash flows for the three years ended December 31, 1995, 1994 and 1993. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Annual Report.

Recent Developments

   On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender"), in which the affiliate acquired 4,997 assignee units of limited partnership of ORP ("Assignee Units") at a price of $332 per
Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender has been extended to December 31,1996 with respect to the purchase of up to 600 additional Assignee Units. Since August 1995, ORP has purchased, in the aggregate, 533 Assignee Units including five units purchased in February 1996, at a price of $332 per Assignee Unit.

Liquidity and Capital Resources

  Current Position. At December 31, 1995, ORP held $1,765,215 in cash, cash equivalents, and the working capital reserve, compared to $2,099,361 at December 31, 1994. The decrease of $334,146 in cash, cash equivalents, and the working capital reserve is primarily attributable to increases in property operating income offset by: (i) the purchase of Assignee Units totaling approximately $178,248, and (ii) the payment of fees and expenses totaling $267,261, in the aggregate, in connection with securities filings and in related communications with its partners required by ORP in response to tender offers made earlier this year by certain affiliated and nonaffiliated entities, and in defense and settlement of the action discussed in Note 7 to the Financial Statements. Other Assets shown on the Balance Sheet increased $167,442 to $915,283 at December 31, 1995 from $747,841 at December 31, 1994, primarily as a result of an increase in the Replacement Reserve Subaccount. Other Assets include a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $179,600, $252,322, $154,074, and $200,590, respectively. The Property
Insurance Escrows, Property Tax Escrows, and Recurring Replacement Reserve Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with formulas established in the loan agreement and based on expenditures required in the following month. Accounts Receivable and other Prepaid Expenses totaling $57,654 and $71,043, respectively, are also included in Other Assets.

   Unamortized deferred costs at December 31, 1995 were $619,800, compared to $717,674 at December 31, 1994. These costs are being amortized over the term of the mortgages.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service and refurbishment expenses generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $857,033 were made for the year ended December 31, 1995, compared to $1,106,330 for the same period in 1994. Of the $857,033 of property improvements, $602,533 was capitalized for financial statement purposes, compared to $774,810 of the $1,106,330 of property improvements for the year ended December 31, 1994.

  Other Sources. Since 1994, 40% of the property management fees owed to NHP, Inc. and certain of its affiliates ("NHP/PMI") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of December 31, 1995 and 1994, deferred property management fees to NHP/PMI amounted to $268,346 and $131,478, respectively.

Results of Operations

     The   net   operating  income,  before  debt   service   and
refurbishment   expenses,  from  each  of  the  four   investment
properties for the year ended December 31, 1995, as compared to the years ended December 31, 1994 and 1993 is as follows:

Property                           1995        1994       1993
- - -----------------------------------------------------------------
Fairlane East, Dearborn, MI     $1,559,950  $1,414,244 $1,455,068
The Landings, Indianapolis, IN     461,989     519,327    442,224
Raven Hill, Burnsville, MN         989,897     816,311    884,115
Shadow Oaks, Tampa, FL             451,068     498,807    462,825
- - -----------------------------------------------------------------
   Total Net Operating Income   $3,462,904  $3,248,689 $3,244,232
==================================================================

   In the aggregate, the net operating income reported by the Partnership in 1995 increased more than 6%, compared to 1994. Set forth below is a discussion of the properties which compares their respective operations for the years ended December 31, 1995, 1994, and 1993.

1995 vs. 1994

Fairlane East

    Fairlane East's net operating income for the year ended December 31, 1995 increased by 10.3% from the same period in 1994 due to a 5.2% decrease in operating expenses and a 3.6% increase in revenues. The increase in revenues can be attributed to a stronger economy in the Dearborn, Michigan area due to commercial development. The decrease in operating expenses is primarily attributable to a decrease in maintenance, administrative and marketing expenses and property taxes. Average occupancy for the year ended December 31, 1995 increased to 99% from 96% in 1994. The competitive services and rental rates, along with impressive curb appeal, are contributing factors to the improvement in occupancy. During 1995, the Partnership expended $422,285 on property improvements, including $347,892 capitalized for accounting purposes. Property improvements completed in 1995 include exterior painting, roof replacements, window replacements, fence and deck replacements, front entrance improvements, furnace replacements, carpet and vinyl floor replacements, counter replacements, appliance repairs and replacements, purchase of maintenance vehicle, and landscaping improvements. Improvements budgeted for 1996 will focus on roof replacements, continuing asphalt and concrete repairs, carpet and vinyl replacements, and landscaping improvements. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1996.

The Landings

   The Landings' net operating income for the year ended December 31, 1995 decreased by 11% from the same period in 1994 due to a 14.9% increase in operating expenses and a 1.2% increase in revenues. The increase in apartment expenses is primarily attributable to an increase in property taxes, maintenance and operating expenses. The property taxes in 1994 included a refund for approximately $13,000 due to a successful appeal of the prior year's taxes. Average occupancy for the year ended December 31, 1995 decreased to 94% from 96% in 1994. The Indianapolis rental housing market has remained strong in 1995. The outlook of the local economy and the rental market continues to be generally favorable. During 1995, the Partnership expended $110,864 on property improvements, including $73,016 capitalized for accounting purposes. Some of the major project improvements completed in 1995 included pool repairs, asphalt and curb repairs, carport roofing repairs, carpet and vinyl floor replacements, appliance replacements, HVAC repairs and replacements, counter and cabinet replacements, balcony repairs and replacements, and exterior painting. The Managing General Partner anticipates that slightly higher levels of major property improvements will be necessary in 1996 to maintain the property's competitive position.

Raven Hill

    Raven Hill's net operating income for the year ended December 31, 1995 increased by 21.3% from the same period in 1994 due to an 8.8% increase in revenues and only a 1% increase in expenses. The slight increase in expenses is primarily attributable to an increase in maintenance expenses. Average occupancy in 1995 and 1994 was 95%. The Partnership expended $238,176 for property improvements during 1995, including $125,891 capitalized for accounting purposes. Some of the major property improvements completed in 1995 include roof replacements, refurbishment of indoor pool/spa areas, resurfacing of racquetball courts, window and door replacement, HVAC repair and replacements, appliance replacements, carpet and vinyl floor replacements, structural repairs, interior and exterior painting, landscaping, door repairs and replacements. Property improvements scheduled for 1996 includes interior painting, exterior structural repairs, common area repairs, carpet and vinyl floor replacements, HVAC repairs, and appliance replacements. The Managing General Partner anticipates that higher levels of property improvements will be necessary in 1996 to ascertain the property's competitive position.

Shadow Oaks

    Shadow Oaks' net operating income for the year ended December 31, 1995 decreased by 9.6% from the same period in 1994 due to a 1.3% decrease in revenues and a 6.5% increase in operating expenses. The increases in operating expenses is attributable to an increase in maintenance, operating and administrative expenses. The oversupply of housing in the area's submarket continues to impact the Shadow Oaks community. The average occupancy in 1995 decreased by one percentage point to 92%, compared to 93% in 1994. Management believes that the decrease in occupancy rates during 1995 is the result of increased home buying in the Tampa area. Rates are expected to improve when home buying activity levels off. During 1995, the Partnership expended $85,708 on property improvements, including $55,734 capitalized for accounting purposes. Some of the major property improvements completed during 1995 included carpet, vinyl floor and appliance replacements, roof repairs, lighting replacements, HVAC repairs, updating of landscaping, and cabinet replacements. Improvements for 1996 will focus on continuing carpet, appliance replacements, common area repairs and landscaping improvements. The Managing General Partner anticipates that similar levels of property improvements will be necessary in 1996 to maintain the property's competitive position.

1994 vs. 1993

Fairlane East

    Fairlane East's net operating income for the year ended December 31, 1994 decreased by 2.8% from the same period in 1993 due to an 11.8% increase in operating expenses and a 3% increase in revenues. The increase in revenues can be attributed to a stronger economy in the Dearborn, Michigan area due to new commercial development. In the Detroit metropolitan area, population growth and unemployment rates have improved. The increase in operating expenses is attributable to an increase in property taxes and maintenance expenses. The competitive services and rental rates, along with impressive curb appeal, were contributing factors to the improvement in occupancy.
Average occupancy in 1994 increased to 96% from 95% in 1993. During 1994, the Partnership expended $342,593 on property improvements, including $283,399 capitalized for accounting purposes. Of the $342,593 in improvements, the temporary Engineering/Capital Replacement Reserve Subaccount established at the closing of the refinancing totaling $167,500 was used in full to pay for required property improvements made in 1994. The remaining cost of property improvements totaling $175,093 was paid from the operations of the properties in 1994. Property improvements completed in 1994 included exterior painting, roof replacements, road resurfacing, concrete curb repairs, fence and deck replacements, swimming pool renovations, furnace replacements, carpet and vinyl floor replacements, and landscaping improvements.

The Landings

   The Landings' net operating income for the year ended December 31, 1994 increased by 17.4% from the amount reported for the same period in 1993. Revenues increased by 3.2% and operating expenses decreased by 9.1% in 1994, as compared to 1993. Most of the decrease in operating expenses is attributable to a decrease in property taxes. Maintenance and operating expenses also decreased. Average occupancy in 1994 and 1993 was 96%. The Indianapolis rental housing market remained strong in 1994 as compared to the previous three years. Indianapolis experienced solid population and employment growth during 1994. During 1994, the Partnership expended $154,531 on property improvements, including $105,022 capitalized for accounting purposes. Of the $154,531 in improvements, the temporary Engineering/Capital Replacement Reserve subaccount established at the closing of the refinancing totaling $47,558, was used in full to pay for required property improvements made in 1994. The remaining cost of property improvements totaling $106,973, was paid from the operations of the properties in 1994. Some of the major project improvements completed in 1994 included pool repairs, asphalt and curb repairs, carport roofing repairs, carpet and vinyl floor replacements, appliance refurbishment, balcony repairs, and exterior painting. The property is 20 years old and requires attention to property improvements and renovations upon turnover.

Raven Hill

    Raven Hill's net operating income for the year ended December 31, 1994 decreased by 7.7% from the amount reported for the year ended December 31, 1993. This is a direct result of a 2.3% increase in revenues and a 9.7% increase in expenses. The increase in expenses is primarily attributable to an increase in property taxes, and maintenance and administrative expenses. Occupancy in 1994 increased to 95% from 92% in 1993. The Partnership expended $538,767 for property improvements during 1994, including $349,501 that was capitalized for accounting purposes. Of the $538,767 in improvements, the temporary Engineering/Capital Replacement Reserve Subaccount established at the closing of the refinancing totaling $198,379 was used in full to pay for required property improvements made in 1994. The remaining cost of property improvements totaling $340,388, was paid from the operations of the properties in 1994. Some of the major property improvements completed in 1994 included roof replacements, refurbishment of indoor pool/spa areas, resurfacing of racquetball courts, parking lot repairs, carpet replacements, appliance painting, door replacements, boiler repairs, landscaping improvements, appliance replacements, laundry room improvements, installation of card key system for all garages, and lighting conversion in garages and hallways.

Shadow Oaks

    Shadow Oaks' net operating income for the year ended December 31, 1994 increased by 7.8% from the amount reported for the same period in 1993. The improved performance was the result of a 4.3% increase in revenues partially offset by a 1.1% increase in expenses. The oversupply of housing in the area's submarket continued to impact the Shadow Oaks community. The average occupancy in 1994 decreased by 2 percentage points to 93%, compared to 95% in 1993. Occupancy rates decreased from 96% for the quarter ended March 31, 1994 to 87% for the quarter ended December 31, 1994. Management believed that the decrease in occupancy rates during 1994 was the result of increased home buying in the Tampa area. The Shadow Oaks property continued its resident retention program in 1994 in an effort to remain competitive in the market. During 1994, the Partnership expended $70,439 on property improvements, including $36,888 that was capitalized for accounting purposes. A temporary Engineering/Capital Replacement Reserve Subaccount was established at closing for all properties except Shadow Oaks to pay for necessary capital improvements identified during the lender's due diligence review of the properties. Some of the major property improvements completed during 1994 included playground and parking lot striping and sealing, carpet, vinyl and appliance replacements, lighting replacements, HVAC repairs, and updating of landscaping and site signage.

1993 vs. 1992

Fairlane East

    Fairlane East's net operating income for the year ended December 31, 1993 increased 13.5% over the same period in 1992 due to a 5.7% increase in revenues and a 2.9% decrease in operating expenses. This increase in revenue was attributed to a stronger economy in the Dearborn, Michigan area due to new commercial development. In the Detroit metropolitan area, population growth and unemployment rates improved during 1993. There was a 1.5% increase in job growth in 1993, compared to a loss of 1.9% in 1992, and the projected population growth rate through the year 2000 was 1.27%, compared to a 2% population loss in 1992. Average occupancy in 1993 increased to 95% from 92% in 1992. During 1993, the Partnership expended $212,093 on property improvements, including $156,067 that was capitalized for accounting purposes. Property improvements completed during 1993 included structural repairs, carpet and vinyl floor replacements, and appliance replacements.

The Landings

   The Landings reported a 17.7% increase in net operating income for the year ended December 31, 1993 over the amount reported for the year ended December 31, 1992. Revenues increased by 5.7% and operating expenses decreased by 2.9% in 1993, as compared to 1992. Average occupancy in 1993 was 96%, representing a three percentage point increase over the prior year. The Indianapolis region's economy continued to improve in 1993, with moderate employment growth and diversification adding much needed stability. During 1993, the Partnership expended $129,513 on property improvements, of which $74,957 was capitalized for accounting purposes. Property improvements completed in 1993 included carpet, vinyl floor and roof replacements, and exterior painting of some units.

Raven Hill

    Raven Hill's net operating income for the year ended December 31, 1993 increased 24.1% over the amount reported for the year ended December 31, 1992. This was a direct result of a 6.7% increase in revenues and a 3.3% decrease in expenses. The increase in revenues was primarily the result of fewer concessions to tenants in 1993 (1% of rental income in 1993, compared to 3% in 1992) and a real estate tax refund of $52,420. While average occupancy in 1993 increased to 92% from 91% in 1992, occupancy rates decreased from 95% for the quarter ended
March 31, 1993 to 88% for the quarter ended December 31, 1993. Management believes that the decrease in occupancy rates during 1993 was the result of increased home buying in the Burnsville area and traffic congestion created by nearby bridge construction. The Partnership expended $595,563 for property improvements during 1993, including $520,781 that was capitalized for accounting purposes. Property improvements completed during 1993 included structural repairs, extensive carpet, vinyl floor and appliance replacements, and roof replacements.

Shadow Oaks

    Shadow Oaks' net operating income for the year ended December 31, 1993 increased by 10.6% from the amount reported for the same period in 1992. The improved performance was the result of a 5.2% increase in revenues combined with a slight decrease in expenses. The oversupply of housing in the area's submarket continued to impact the Shadow Oaks community in 1993. The average occupancy in 1993 increased by one percentage point to 95%, compared to 94% in 1992. The Shadow Oaks property continued its resident retention program in an effort to remain competitive in the market. During 1993, the Partnership expended $127,084 on property improvements, of which $42,872 was capitalized for accounting purposes. Property improvements in 1993 focused mainly on carpet replacement and exterior painting.

Consolidated Statements of Operations-Other Income and Deductions.)

   Interest expense was $1,812,358, $1,928,596 and $2,034,858 for the years ended December 31, 1995, 1994 and 1993, respectively.

   For the years ended December 31, 1995, 1994 and 1993, of the total property improvements in the aggregate amounts of $857,033, $1,106,330 and $1,064,253, respectively, $254,500, $331,520 and
$269,454,   respectively,   were  refurbishment   expenses.   The
remaining   balances   of   $602,533,  $774,810   and   $794,799,
respectively, were capitalized for financial statement purposes.

   Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $1,097,222, $1,052,958 and $999,334,
respectively. Amortization expense for the years ended December 31, 1995, 1994 and 1993 was $97,874, $100,459 and $66,175,
respectively.

  Interest income was $100,723, $83,800 and $24,179 for the years ended December 31, 1995, 1994 and 1993, respectively.

   ORP's administrative expenses for the years ended December 31, 1995, 1994 and 1993 were $209,037, $150,418 and $184,678, respectively, excluding legal fees and costs incurred in connection with certain tender offers and related litigation. This $58,619 increase in administrative expenses is primarily attributable to additional audit and tax preparation requirements. In addition, ORP also incurred $276,671 of fees and expenses in connection with securities filings and in related communications with its partners required by ORP in response to tender offers made earlier this year by certain affiliated and nonaffiliated entities, and in defense and settlement of the action discussed in Note 7 to the Financial Statements.

Report of Independent Accountants


To the Partners and Assignee Unit Holders of Oxford Residential
Properties I Limited Partnership:

  We have audited the accompanying consolidated balance sheets of Oxford Residential Properties I Limited Partnership and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.






                                        Coopers & Lybrand L.L.P.
                                        ------------------------
                                        Coopers & Lybrand L.L.P.

Washington, D.C.
February 11, 1996

Oxford Residential Properties I Limited Partnership and Subsidiaries

Consolidated Balance Sheets

December 31,                                         1995              1994
- - -----------------------------------------------------------------------------
Assets
Investment properties, at cost
 Land                                            $ 3,680,539     $  3,682,239
 Buildings and improvements, net of
   accumulated depreciation of
   $12,522,504 and $11,425,282,
   respectively                                   21,382,320       21,877,009
                                                 -----------      -----------
  Total Investment Properties                     25,062,859       25,559,248
                                                 -----------      -----------
Cash and cash equivalents                            930,744        1,306,836
Working capital reserve                              834,471          792,525
Tenant security deposits                             120,624           91,192
Deferred costs, net of amortization of
  $2,297,434 and $2,199,560, respectively            619,800          717,674
Other assets                                         915,283          747,841
                                                 -----------      -----------
                                                   3,420,922        3,656,068
                                                 -----------      -----------
  Total Assets                                   $28,483,781      $29,215,316
                                                 ===========      ===========
Liabilities and Partners' Capital
Liabilities
 Mortgage notes payable                          $21,827,812      $22,129,117
 Accounts payable and accrued expenses               568,174          545,281
 Distributions payable                               188,895          128,570
 Due to affiliates                                   268,396          131,528
 Tenant security deposits                            120,624           91,192
                                                 -----------      -----------
  Total Liabilities                               22,973,901       23,025,688
                                                 -----------      -----------
Commitments and contingencies (Notes 9 and 10)             0                0
Partners' Capital
 General Partners                                 (1,043,882)      (1,040,210)
 Assignor Limited Partner                                457              466
 Assignee Unit Holders (25,714 Assignee Units
  issued and 25,186 outstanding for 1995;
  25,714 Assignee Units issued and outstanding
  for 1994)                                        6,553,305        7,229,372
                                                 -----------      -----------
  Total Partners' Capital                          5,509,880        6,189,628
                                                 -----------      -----------
  Total Liabilities and Partners' Capital        $28,483,781      $29,215,316
                                                 ===========      ===========

        The accompanying notes are an integral part of these
                    consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,           1995         1994          1993
- - -----------------------------------------------------------------------------
 Apartment Revenues
 Rental income                         $6,667,312    $6,399,684    $6,150,099
 Other income                             228,184       219,243       276,277
                                       ----------    ----------    ----------
 Total Apartment Revenues               6,895,496     6,618,927     6,426,376
                                       ----------    ----------    ----------
Apartment Expenses
 Maintenance                            1,122,325     1,080,895     1,033,045
 Operating                                582,931       540,154       545,763
 Administrative                           467,378       451,666       413,625
 Property management fees                 342,171       328,695       319,831
 Property taxes                           815,122       857,573       769,243
 Marketing                                102,665       111,255       100,637
                                       ----------    ----------    ----------
 Total Apartment Expenses               3,432,592     3,370,238     3,182,144
                                       ----------    ----------    ----------
Net Operating Income                    3,462,904     3,248,689     3,244,232
                                       ----------    ----------    ----------
Other Deductions
 Interest expense                       1,812,358     1,928,596     2,034,858
 Depreciation and amortization          1,195,096     1,153,417     1,065,509
 Refurbishment expenses                   254,500       331,520       269,454
 Interest income                         (100,723)      (83,800)      (24,179)
 Partnership administrative expenses      209,037       150,418       184,678
 Litigation and tender compliance         276,671             0             0
                                       ----------    ----------    ----------
 Total Other Deductions                 3,646,939     3,480,151     3,530,320
                                       ----------    ----------    ----------
Loss Before Extraordinary Item         $ (184,035)   $ (231,462)   $ (286,088)
                                       ==========    ==========    ==========
Extraordinary Gain from
 Debt Forgiveness                      $        0    $  169,259    $        0
                                       ==========    ==========    ==========
Net Loss                               $ (184,035)   $  (62,203)   $ (286,088)
                                       ==========    ==========    ==========
Net Loss Allocated to
 Assignee Unit Holders                 $ (180,354)   $  (60,959)   $ (280,366)
                                       ==========    ==========    ==========
Loss Before Extraordinary
 Item per Assignee Unit                $    (7.07)   $    (8.82)   $   (10.90)
                                       ==========    ==========    ==========
Net Loss per Assignee Unit             $    (7.07)   $    (2.37)   $   (10.90)
                                       ==========    ==========    ==========
Weighted average number of
 Assignee Units Outstanding                25,515        25,714        25,714
                                       ==========    ==========    ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries

Consolidated Statement of Partner's Capital

                                   Limited Partners'Interests
                                   --------------------------
For the Years Ended December 31,    Assignee        Assignor         General
1995, 1994, and 1993              Unit Holders   Limited Partner     Partners      Total
- - -------------------------------------------------------------------------------------------
Balance, December 31, 1992         $8,084,977         $483        $(1,033,261)   $7,052,199
- - -------------------------------------------------------------------------------------------
Net loss                             (280,366)         (14)            (5,708)     (286,088)
Distributions to Assignee
  Unit Holders                       (257,140)           0                  0      (257,140)
- - -------------------------------------------------------------------------------------------
Balance, December 31, 1993          7,547,471          469         (1,038,969)    6,508,971
- - -------------------------------------------------------------------------------------------
Net loss                              (60,959)          (3)            (1,241)      (62,203)
Distributions to Assignee
   Unit Holders                      (257,140)           0                  0      (257,140)
- - -------------------------------------------------------------------------------------------
Balance, December 31, 1994          7,229,372          466         (1,040,210)    6,189,628
- - -------------------------------------------------------------------------------------------
Net loss                             (180,354)          (9)            (3,672)     (184,035)
Distributions to Assignee
   Unit Holders                      (317,465)           0                  0      (317,465)
Purchase of Units                    (178,248)           0                  0      (178,248)
- - -------------------------------------------------------------------------------------------
Balance, December 31, 1995         $6,553,305         $457        $(1,043,882)   $5,509,880
===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries Consolidated Statements of Cash Flows

For the Years Ended December 31,      1995            1994            1993
- - ----------------------------------------------------------------------------
Operating activities
 Net loss                        $ (184,035)     $    (62,203)    $ (286,088)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
   Depreciation and amortization  1,195,096         1,153,417      1,065,509
   Gain from Debt Forgiveness             0          (169,259)             0
  Changes in assets and liabilities:
   Tenant security deposits
     liability                       29,432            40,535         (4,838)
   Tenant security deposits         (29,432)          (40,535)         4,838
   Other assets                    (167,442)         (261,601)       (51,811)
   Accounts payable and
     accrued expenses                22,893           (14,511)       180,643
   Due to affiliates                136,868           131,478        130,811
- - ----------------------------------------------------------------------------
Net cash provided by
  operating activities            1,003,380           777,321      1,039,064
- - ----------------------------------------------------------------------------
Investing activities
 Restricted reserve                       0                 0       500,000
 Increase in working
   capital reserve                  (41,946)         (298,716)     (288,585)
 Additions to investment
   properties                      (602,533)         (774,810)     (794,799)
 Sale of land                         1,700                 0             0
- - ---------------------------------------------------------------------------
Net cash used in
  investing activities             (642,779)       (1,073,526)     (583,384)
- - ---------------------------------------------------------------------------
Financing activities
 Refinancing proceeds                     0        22,362,000             0
 Distributions paid                (257,140)         (385,710)            0
 Refinancing costs                        0          (606,463)     (209,912)
 Subordinated management fees paid        0          (901,759)            0
 Mortgage principal paid           (301,305)      (19,656,971)      (77,538)
 Purchase of Assignee Units        (178,248)                0             0
- - ---------------------------------------------------------------------------
Net cash (used in) provided
  by financing activities          (736,693)          811,097      (287,450)
- - ---------------------------------------------------------------------------
Net (decrease) increase in
  cash and cash equivalents        (376,092)          514,892       168,230
Cash and cash equivalents,
  beginning of year               1,306,836           791,944       623,714
- - ---------------------------------------------------------------------------
Cash and cash equivalents,
   end of year                   $  930,744      $  1,306,836    $  791,944
===========================================================================
   The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Partnership Organization

   Oxford Residential Properties I Limited Partnership (the "Partnership") was formed under the Maryland Revised Uniform Limited Partnership Act on January 19, 1984, to acquire, own and operate residential properties. The Partnership began operations in September 1984 and will continue until December 31, 2027, unless terminated earlier under the provisions of the Partnership Agreement.

   The General Partners of the Partnership are Oxford Residential Properties I Corporation and Oxford Fund I Limited Partnership. Oxford Residential Properties I Corporation serves as the Managing General Partner, and Oxford Fund I Corporation serves as Associate General Partner. ORP I Assignor Corporation, the Assignor Limited Partner, has assigned the ownership of its limited partnership interests (including ORP I Assignor Corporation's rights to a percentage of the income, gains, losses, deductions, and distributions of the Partnership) to the purchasers of Assignee Units on the basis of one unit of limited partnership interest for one Assignee Unit. The General Partners and the Assignor Limited Partner are affiliated through common ownership. The Partnership's net profit or loss is allocated to the Assignee Unit Holders and partners in accordance with the Partnership Agreement.

   The Partnership sold $25,714,000 in Assignee Unit interests in
a  public  offering  that concluded in October  1985.   There  is
currently no established public market in which the Assignee Units are traded. On June 20, 1995, ORP advised Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit net to the seller in cash without interest ("Issuer Tender").The Issuer Tender has been extended to December 31, 1996 with respect to the purchase of up to 600 additional Assignee Units. Since August 1995, ORP has purchased, in the aggregate, 533 Assignee Units, including five units purchased in February 1996, at a price of $332 per Assignee Unit.

   Effective  January  12,  1994, the Partnership  completed  the refinancing of all debt collateralized by three of its properties, as well as the placement of a new loan collateralized by the fourth property. To use this financing program, the Partnership was required to modify its ownership structure in certain respects. Accordingly, the Partnership transferred its ownership interests in the properties to four new entities: (i) ORP One L.L.C. (Fairlane East), (ii) ORP Two L.L.C. (The Landings), (iii) ORP Three L.L.C. (Raven Hill), and (iv) ORP Four Limited Partnership (Shadow Oaks). In the case of Shadow Oaks, a limited partnership was used because, under applicable Florida law, limited liability companies are taxed as corporations rather than partnerships. The Partnership effectively holds all of the ownership interests of each of these entities. The Partnership holds a direct 99% interest in each new entity, and the remaining

1%  interest  is  held by one of four new corporations:  (i)  ORP
Corporation  I;  (ii) ORP Corporation II; (iii)  ORP  Corporation
III; and (iv) ORP Corporation IV. The Partnership owns all of the stock of these new corporations.

Note 2.  Significant Accounting Policies

   Basis of presentation. The consolidated financial statements include the accounts of the Partnership and its subsidiaries.
All significant intercompany balances and transactions have been eliminated.

  Method of accounting. The Partnership's consolidated financial statements are prepared on the accrual basis, in accordance with generally accepted accounting principles.

   Investment Properties.  Investment properties are  carried  at
cost,   net   of  accumulated  depreciation  and  allowance   for
unrecoverable  amounts  pertaining  to  permanent   declines   in
property values.

    Depreciation and amortization. For financial reporting purposes, depreciation of buildings and improvements is calculated based upon cost less the estimated salvage value on a straight-line basis over the estimated useful life of the property of 25 years. Personal property is depreciated on a straight-line basis over five years. For income tax reporting purposes, depreciation of buildings, improvements and personal property is calculated using the accelerated cost recovery methods, as provided in Section 168 of the Internal Revenue Code.

     For both financial and income tax reporting purposes, financing fees are amortized on a straight-line basis over the life of the respective loan agreements.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Income taxes. No provision has been made for federal, state, or local income taxes in the financial statements of the Partnership, since the partners and the Assignee Unit Holders are required to report on their individual tax returns their allocable share of income, gains, losses, deductions, and credits of the Partnership. The Partnership's tax return is prepared on the accrual basis.

    Net loss and distributions per Assignee Unit. Net loss and distributions per Assignee Unit are based on the weighted average number of units outstanding during the year.

    For financial reporting purposes, the income/loss before and after extraordinary item per Assignee Unit and the 1994 extraordinary gain per Assignee Unit have been calculated by dividing the portion of the Partnership's net income/loss before and after extraordinary item or the extraordinary gain allocable to Assignee Unit Holders (98%) by the 25,714 Assignee Units outstanding as of December 31, 1994. The 1994 extraordinary gain is related to a $169,259 loan discount which the Partnership received on the repayment of Raven Hill's previous mortgage loan as part of the portfolio debt refinancing in 1994. The 1994 extraordinary gain per Assignee Unit was $6.45.

    Statements of cash flows. Since the consolidated statements of cash flows are intended to reflect only cash receipts and cash payment activity, the statements do not reflect investing and financing activity that affect recognized assets or liabilities and do not result in cash receipts or cash payments. This noncash activity consists of distributions payable of $188,895, $128,570 and $257,140 at December 31, 1995, 1994 and 1993,
respectively.

    Interest on mortgage loans paid in 1995, 1994, and 1993 was $1,814,429, $1,763,158, and $1,943,907, respectively.

    Cash and cash equivalents.  Cash and cash equivalents consist of  all  demand deposits and government money market funds stated
at   cost,   which  approximates  market  value,  with   original
maturities of three months or less.

Note 3.  Working Capital Reserve

    Working Capital Reserve. The Partnership established an initial working capital reserve in the amount of $1,285,700 in 1985 from net offering proceeds received in excess of investment properties acquired. Funds in the reserve, which are invested in United States Treasury Bills, are stated at cost, which approximates market value. The Partnership Agreement permits additions to the reserve of such amounts derived from the operations of residential properties as deemed advisable by the Managing General Partner. All funds held in the working capital reserve will be available to fund renovations and repairs, operating deficits, and other contingencies of the residential properties. Funds held in the working capital reserve also can be used to supplement distributions to the Assignee Unit Holders.

Note 4.  Investment Properties
Information regarding the four investment properties is listed below.

- - ----------------------------------------------------------------------------
Schedule of Carrying Values
- - ----------------------------------------------------------------------------
                             Date of     Purchase        Carrying     No. of
    Property               Acquisition     Price        Values<F1>    Units
- - ----------------------------------------------------------------------------
Fairlane East
   Dearborn, Michigan       12/23/85     $12,100,000    $ 9,580,579     244
The Landings
   Indianapolis, Indiana    10/31/84       4,050,000      3,179,900     150
Raven Hill
   Burnsville, Minnesota    12/24/86      12,158,800      7,120,203     304
Shadow Oaks
   Tampa, Florida            2/07/85       7,138,000      5,182,177     200
- - ----------------------------------------------------------------------------
     Total                               $35,446,800    $25,062,859     898
============================================================================

- - ---------------------------------------------------------------------------
Reconciliation of Real Estate
- - ---------------------------------------------------------------------------
For the Years Ended December 31,        1995          1994          1993
- - ---------------------------------------------------------------------------
Balance, beginning of period        $36,984,530   $36,209,720   $35,414,921
Sale of Land                             (1,700)            0             0
Capitalized Improvements                602,533       774,810       794,799
- - ---------------------------------------------------------------------------
Balance, end of period              $37,585,363   $36,984,530   $36,209,720
===========================================================================

- - ---------------------------------------------------------------------------
Reconciliation of Accumulated Depreciation
- - ---------------------------------------------------------------------------
For the Years Ended December 31,        1995          1994          1993
- - ---------------------------------------------------------------------------
Balance, beginning of period        $11,425,282   $10,372,324   $ 9,372,990
Depreciation expense for period       1,097,222     1,052,958       999,334
- - ---------------------------------------------------------------------------
Balance, end of period              $12,522,504   $11,425,282   $10,372,324
===========================================================================

<F1>  All of the properties were appraised by Blake & Associates in
      September 1993 in connection with the portfolio refinancing. The aggregate appraised value of the properties was $30,000,000. The carrying value represents land and building, including capitalized improvements to date, less accumulated depreciation to date.

Notes to Consolidated Financial Statements

Note 4.  Investment Properties (continued)

For the Year Ended December 31, 1995

                                                       Cost
                                Initial Cost   Capitalized Subsequent     Gross Amount Carried at
                              to Partnership      to Acquisition              Close of Period
                              --------------   ----------------------  --------------------------
                                                                       Improvements
                                                      Buildings &           &            Buildings
Description                Encumbrances      Land     Improvements    Adjustments<F2>      & Land    Improvements    Total<F3>
- - ------------------------------------------------------------------------------------------------------------------------------
Fairlane East Apts.         $10,029,549   $1,251,349   $11,158,889     $ 1,670,641      $1,251,349   $12,829,530   $14,080,879
Dearborn, Michigan
(244 units - garden
apartments)

The Landings                  3,306,091      551,810     3,593,680         693,061         561,750     4,276,801     4,838,551
Indianapolis, Indiana
(150 units - garden
apartments)

Raven Hill Apts.              5,051,378      908,607    11,603,523      (1,676,417)<F4>     908,607    9,927,105    10,835,712
Burnsville, Minnesota
(304 units - garden
apartments)

Shadow Oaks Apts.             3,440,794      962,588     6,635,885         233,248          958,833    6,871,388     7,830,221
Tampa, Florida
(200 units - garden
apartments)
- - ------------------------------------------------------------------------------------------------------------------------------
          TOTAL             $21,827,812   $3,674,354   $32,991,977     $   920,533       $3,680,539  $33,904,824   $37,585,363
==============================================================================================================================

<F1> No material intercompany profits are included in the carrying value of real estate apartment properties.
<F2> Net of seller guarantee payments.
<F3> The aggregate cost for federal income tax purposes is $40,691,880.
<F4> Includes a reduction in carrying value of $2,839,615 recorded in 1991.

       35 (continued)

                                                             Life upon which
                                                             Depreciation in
                                                              Latest Income
                        Accumulated   Date of      Date        Statement is
Description            Depreciation    Const.    Acquired    Computed (Years)
- - ------------------------------------------------------------------------------
Fairlane East Apts.     $ 4,500,300    1972      12/23/85            5-25
Dearborn, Michigan
(244 units - garden
apartments)

The Landings              1,658,651    1974      10/31/84            5-25
Indianapolis, Indiana
(150 units - garden
apartments)

Raven Hill Apts.          3,715,509    1974      12/24/86            5-25
Burnsville, Minnesota
(304 units - garden
apartments)

Shadow Oaks Apts.         2,648,044    1984       2/07/85            5-25
Tampa, Florida
(200 units-garden
apartments)
                        -----------
                        $12,522,504
                        ===========

Note 5.  Net Profits, Losses and Cash Distributions

    Cash flow, as defined in the Partnership Agreement, will be distributed within 60 days after June 30 and December 31, 90% to the Assignee Unit Holders and 10% to the General Partners and the Assignor Limited Partner. The first cash distribution year was for the period August 1, 1985 through July 31, 1986, in which the Assignee Unit Holders were entitled to a noncumulative, preferred 5% return. During the second cash distribution year and thereafter, the Assignee Unit Holders are entitled to a noncumulative, preferred 6% return. To the extent that these preferences are not achieved from current operations, 40% of the property management fees and the General Partners' and the
Assignor Limited Partner's 10% share in cash flow will be deferred. Deferred property management fees are to be paid without interest in the next year in which excess cash flow is available after distribution to the Assignee Unit Holders of their preferred 6% return or out of sale or refinancing proceeds.

    Profits and losses for financial statement and tax purposes arising from Partnership operations are allocated 98% to the Assignee Unit Holders and 2% to the General Partners and the
Assignor Limited Partner.

     All  sale  or  refinancing  proceeds,  as  defined  in   the
     Partnership Agreement, will be distributed as follows:

  (1) to the Assignee Unit Holders to repay their adjusted capital contributions;

  (2) to the General Partners and Assignor Limited Partner to repay their adjusted capital contributions;

  (3) to the Assignee Unit Holders until payment of the preferred return on disposition (that is, an amount equal to 10% of the adjusted capital contributions multiplied by the number of calendar years from and including 1986) is achieved;

  (4) to the General Partners and Assignor Limited Partner in an amount equal to any portion of their cash flow from operations which was previously deferred and not paid in subsequent years;

  (5)   to  pay  property  disposition fees  to  Oxford  National
      Properties Corporation; and

  (6)   to  pay  any  remaining amount 85% to the  Assignee  Unit
      Holders  and  15%  to  the General  Partners  and  Assignor
      Limited Partner.

    Sale or refinance proceeds have been defined to be all cash receipts arising from such transaction less expenses of the transaction, the repayment of all related debt including the mortgage loan, the payments of any previously subordinated property management fees, and the payments to fund reserves.

    All liquidation proceeds shall be first distributed to each Assignee Unit Holder and Partner, in an amount equal to the positive balance in his capital account and, thereafter, in the amounts and order of priority established above for sale or refinancing proceeds.

    The profits for tax purposes resulting from the sale of an investment property which does not constitute the sale of substantially all of the Partnership's assets will be allocated among the Assignee Unit Holders, General Partners, and the
Assignor Limited Partner in a proportion equal to the distributions received from the proceeds of such sale. Any profits in excess of the cash distribution will be allocated 98% to the Assignee Unit Holders and 2% to the General Partners and the Assignor Limited Partner. A loss from such a sale will be allocated 98% to the Assignee Unit Holders and 2% to the General Partners and Assignor Limited Partner.

   The profits for tax purposes from the sale or liquidation of all or substantially all of the Partnership's assets will be allocated as follows:

   (1) the portion of the profits attributable to the excess of the indebtedness of the investment property prior to its sale over the Partnership's adjusted basis in such property will be allocated to each Assignee Unit Holder having a negative capital account balance, to the extent of such negative balance, in the proportion that the negative balance of each Assignee Unit Holder's capital account bears to the aggregate negative balances of all the Assignee Unit Holders; and

   (2) the remainder will be allocated among the Partners and Assignee Unit Holders in proportion to the amount of sale or refinancing proceeds which was distributed to them in connection with the sale of the investment property or liquidation of the Partnership.

    Losses for tax purposes from the sale of all or substantially all of the assets of the Partnership or the liquidation of the Partnership will be allocated as follows:

   (1) losses equal to the amount by which the capital accounts of the Assignee Unit Holders and Partners exceed the total adjusted capital contributions will be allocated based on the ratio of each Assignee Unit Holder's and Partner's capital account excess balance to the total excess balance;

   (2) losses will be allocated among the Assignee Unit Holders and Partners with positive capital accounts equal to the ratio of each Assignee Unit Holder's and Partner's positive capital account to the total positive capital accounts; and

   (3)   any  remaining losses will be allocated 98% to  Assignee
       Unit Holders and 2% to the General Partners and the Assignor Limited Partner.

Note 6.  Mortgage Notes Payable

   Effective January 12, 1994, separate mortgage loans were made to each of the four new ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,313. As of December 31, 1995, the total outstanding balance of the four mortgage notes payable was $21,827,812. The properties are in compliance with their respective loan agreements as of December 31, 1995.

The principal terms of the new mortgage notes payable are as follows:

- - -----------------------------------------------------------------
                                     Mortgage         Monthly
Property Collateralizing Debt      Note Amount    Debt Service<F1>
- - -----------------------------------------------------------------
Fairlane East                      $10,029,549       $ 81,013
The Landings                         3,306,091         26,705
Raven Hill                           5,051,378         40,802
Shadow Oaks                          3,440,794         27,793
- - -----------------------------------------------------------------
     Total                         $21,827,812       $176,313
=================================================================

<F1> Includes principal and interest.

Principal amortization over the next five years is as follows:

               Year         Amortization
               ----         ------------
               1996             $327,151
               1997             $355,185
               1998             $385,622
               1999             $418,666
               2000             $454,543

    The mortgage notes require the establishment and maintenance of escrow subaccounts for each property. These subaccounts are the Basic Carrying Costs Subaccount, the Debt Service Payment Subaccount, the Recurring Replacement Reserve Subaccount, the Operations and Maintenance Expense Subaccount, the Liquidity Reserve Subaccount, and the Curtailment Reserve Subaccount. The Basic Carrying Costs Subaccount and Liquidity Reserve Subaccount were initially funded in full out of loan proceeds for all properties at the mortgage closing. A temporary Engineering/Capital Replacement Reserve Subaccount was also established at closing for all properties, except Shadow Oaks, to pay for necessary capital improvements identified during the lender's due diligence review of the properties. The permanent subaccounts, except the Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount, will hereafter be directly funded and maintained monthly, as needed, from property income (except security deposits), in accordance with formulas established in the loan agreement and based on expenditures required in the following month. The Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount would be established if the borrowers have not provided a written commitment for the refinancing of the existing loans on or before six months prior to the maturity dates of the existing loans. The subaccounts will be funded monthly in the order listed above, except for certain changes that may occur in the year prior to maturity of the respective loans. Excess income from each property will be distributed to the applicable borrower after all subaccounts that must be funded at that time have been fully funded in the given month, according to the terms of the Loan Agreement.

    The mortgage notes prohibit secondary financing unless specifically approved by the lender or specified in the loan documents. In addition, the mortgage notes prohibit prepayment before five years and impose a prepayment penalty equal to the greater of 1% or the Yield Maintenance Premium (as defined in the Loan Agreement) for prepayments during the sixth and seventh years. After the seventh year prepayment is allowed with no prepayment penalty.

   In general, the loans are nonrecourse. ORP One L.L.C. and ORP Corporation I, ORP Two L.L.C. and ORP Corporation II, ORP Three L.L.C. and ORP Corporation III, and ORP Four Limited Partnership and ORP Corporation IV have guaranteed payment of all clean-up costs if environmental contamination is subsequently discovered on their respective properties.

Note 7.  Transactions with Affiliates

December 31,                         1995       1994      1993
                                  ------------------------------
Expense reimbursement             $ 64,796   $ 58,150   $ 81,178
Property management fees           342,171    328,695    319,831
                                  ------------------------------
     Total                        $406,967   $386,845   $401,009
                                  ==============================

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

   Expense reimbursements are for affiliates' personnel costs, travel expenses and interests on interim working capital advances for activities directly related to the Partnership and which were not covered separately by fees. Total reimbursements to the

Managing  General Partner and its affiliates for the  year  ended
December 31, 1995, were approximately $64,796 for administrative and accounting related costs, compared to $58,150 for the same period in 1994.

   Under the Property Management Agreements with NHP, Inc. and certain of its affiliates ("NHP/PMI"), the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners are achieved. Property management fees of $136,868, $131,478 and $130,811 for the years ended December 31, 1995, 1994 and 1993, respectively, have been deferred and are included in due to affiliates in the accompanying consolidated balance sheets. NHP/PMI also has a separate services agreement with Oxford Realty Financial Group, Inc. ("ORFG"), pursuant to which ORFG provides certain services to NHP/PMI in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP/PMI from certain properties, including those owned by the Partnership.

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

Note 8.  Taxable Loss

  A reconciliation of the major differences between net loss for the consolidated financial statements and net loss for tax purposes is as follows:

- - ----------------------------------------------------------------------
December 31,                           1995        1994         1993
- - ----------------------------------------------------------------------
Net loss per consolidated
  financial  statements              $184,035    $ 62,203   $  286,088
Excess tax depreciation               509,944     606,869      718,550
- - ----------------------------------------------------------------------
Net loss for tax reporting purposes  $693,979    $669,072   $1,004,638
======================================================================
Per Assignee Unit:
Net loss per financial statements    $   7.07    $   2.37   $    10.90
Excess tax depreciation                 19.58       23.13        27.39
- - ----------------------------------------------------------------------
Net loss for tax reporting purposes  $  26.65    $  25.50   $    38.29
======================================================================

Note 9.  Commitments and Contingencies

   The Partnership through its subsidiaries, owns real estate and as such is subject to various environmental laws of Federal and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on its financial condition, results of operations, or liquidity, and based on reports from independent third parties, management does not believe it will have such an effect in the future. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties.

Note 10.  Subsequent Events

   On February 27, 1996, the Managing General Partner declared a cash distribution by the Partnership for the second half of 1995, in the amount of $188,895 to its limited partners as of December 31, 1995. The distribution was paid on February 29, 1996, and equaled $7.50 per Assignee Unit, or an annualized return of 1.5% on the original cost of $1,000 per Assignee Unit. This represents an increase of $2.50 per Assignee Unit, or 50%, and resulted in total distributions for 1995 of $12.50 per Assignee
Unit or an annualized return of 1.25% on the original cost of $1,000 per Assignee Unit.

Distribution Information

The following table sets forth, on a semiannual basis, all distributions declared since inception of the Partnership.

                                            Amount Distributed<F1>
                                        ----------------------------
                                        Per Assignee
       Six months Ended<F1>                Unit        Investors<F2>
- - --------------------------------------------------------------------
1995   December 31, 1995                  $  7.50      $  188,895
       June 30, 1995                      $  5.00      $  128,570

1994   December 31, 1994                  $  5.00      $  128,570
       June 30, 1994                      $  5.00      $  128,570

1993   December 31, 1993                  $ 10.00      $  257,140
       June 30, 1993                      $  0.00      $        0

1992   December 31, 1992                  $  0.00      $        0
       June 30, 1992                      $  0.00      $        0

1991   December 31, 1991                  $  0.00      $        0
       June 30, 1991                      $  0.00      $        0

1990   December 31, 1990                  $  5.00      $  128,570
       June 30, 1990                      $  5.00      $  128,570

1989   December 31, 1989                  $  5.00      $  128,570
       June 30, 1989                      $ 10.00      $  257,140

1988   December 31, 1988                  $ 12.60      $  323,995
       June 30, 1988                      $ 12.40      $  318,854

1987   December 31, 1987                  $ 20.37      $  523,775
       June 30, 1987                      $ 24.35      $  626,237

1986   December 31, 1986                  $ 20.76      $  533,732
       June 30, 1986                      $ 25.00      $  642,880

1985   December 31, 1985<F3>              $ 12.93      $  332,381
- - -----------------------------------------------------------------
             Total                        $185.91      $4,776,449
=================================================================

<F1> Distributions in all cases were paid in the second month following the six-month period to which the distribution relates.
<F2> The  aggregate  amount  distributed  to  Investors  since inception is $4,776,449, or approximately 18.6% of their original investment.
<F3> Assumes Investors were admitted in July 1985.

General Partnership Information


Advisor
Merrill Lynch, Hubbard Inc.
New York, New York

Selling Agent
Merrill Lynch, Pierce, Fenner & Smith, Incorporated
New York, New York

Legal Counsel
Shaw, Pittman, Potts & Trowbridge
Washington, D.C.

Independent Accountants
Coopers & Lybrand L.L.P.
Washington, D.C.

Transfer Agent and Registrar
MMS Escrow & Transfer Agency, Inc.
P.O. Box 7090
Troy, Michigan 48007-7090

Managing General Partner
Oxford Residential Properties I Corporation
7200 Wisconsin Avenue, 11th Floor
Bethesda, Maryland 20814

The Annual Report on Form 10-K for the
Year Ended December 31, 1995, filed with
Securities and Exchange Commission,
is available to Assignee Unit Holders and may be obtained by writing:

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

    The Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:
                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-7090
                         (810) 614-4550