Form 10-Q
period 1996-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1996-05-14
CIK 744786

=================================================================
                         UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     -----------------------
                            FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996  OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

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

                         (301) 654-3100
       Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
    Assignee Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/    NO /  /

There  is  no  public  trading market  for  the  Assignee  Units.
Therefore, the Assignee Units had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

Index to Exhibits is found on page 4.



================================================================

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

    The Consolidated Balance Sheets for Oxford Residential Properties I Limited Partnership ("Oxford Residential Properties I," "ORP," or the "Partnership") as of March 31, 1996 and December 31, 1995, the Consolidated Statements of Operations for the three-month periods ended March 31, 1996 and 1995, the Consolidated Statement of Partners' Capital as of March 31, 1996, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995 and the notes thereto, are incorporated by reference to sequentially numbered pages 11 through 16 of ORP's Quarterly Report (Unaudited) dated March 31, 1996, attached hereto as Exhibit 20 (the "Quarterly Report").

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

   A discussion of ORP's financial condition and results of operations for the three-month period ended March 31, 1996 is incorporated herein by reference to sequentially numbered pages 6 through 10 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

    The Registrant is engaged from time to time in litigation incident to its business; however, there are no pending legal proceedings whose potential effects are considered to be material by the Managing General Partner.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information. None.

Item 6.   Exhibits and Reports on Form 8-K
   (a) Exhibits.

   For a list of Exhibits as required by Item 601 of Regulation
S-K, see Exhibit Index on page 4 of this report.

   (b) Reports on Form 8-K.  None.

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

               Oxford Residential Properties I Limited Partnership

               By:  Oxford Residential Properties I Corporation
                    Managing General Partner of the Registrant


Date: 5/14/96  By:  Richard R. Singleton
      -------       --------------------------------------------
                    Richard R. Singleton
                    Senior Vice President and
                    Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:5/14/96  By:  Leo E. Zickler
     -------       --------------------------------------------
                   Leo E. Zickler
                   Chairman of the Board of Directors and
                   Chief Executive Officer


Date:5/14/96  By:  Francis P. Lavin
     -------       -------------------------------------------
                   Francis P. Lavin
                   President

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

                          EXHIBIT INDEX


(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(11) Statement regarding computation of per share earnings.

     The information to compute earnings per share is provided in the financial statements and notes thereto of the Oxford Residential Properties I Limited Partnership's Quarterly Report (unaudited) to Assignee Unit Holders, attached as
     Exhibit 20 (sequentially numbered pages 5 through 18).

(20) Report furnished to security holders.

     Oxford   Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated March 31, 1996, follows on sequentially numbered pages 5 through 18 of this report.

(27) Financial Data Schedule

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                         March 31, 1996





























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

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("Oxford Residential Properties I," "ORP," or the "Partnership") as of March 31, 1996, and its consolidated results of operations and cash flows for the quarter ended March 31, 1996. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender"), in which the affiliate acquired 4,997 assignee units of limited partnership of ORP ("Assignee Units") at a price of $332 per
Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender was extended to December 31, 1996 with respect to the purchase of up to 600 additional Assignee Units. Since July 1995, ORP has purchased, in the aggregate, 768 Assignee Units including 235 Assignee Units purchased in April 1996.

Liquidity and Capital Resources

   Current Position. At March 31, 1996, ORP held $1,603,000 in cash and cash equivalents and the working capital reserve, compared to $1,765,000 at December 31, 1995. The decrease of
$162,000 in cash and cash equivalents and the working capital reserve is primarily attributable to the distribution made to Partners of record as of December 31, 1995 totaling $189,000. Other Assets shown on the Balance Sheet increased $169,000 to $1,084,000 at March 31, 1996 from $915,000 at December 31, 1995, primarily as a result of an increase in the Recurring Replacement Reserve Subaccount and the Property Tax Escrow. Other Assets include a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $844,000. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $40,000 and $200,000, respectively, are also included in Other Assets.

   Unamortized deferred costs at March 31, 1996 were $595,000, compared to $620,000 at December 31, 1995. These costs are being amortized over the term of the mortgages.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service and refurbishment expenses generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $122,000 were made for the quarter ended March 31, 1996, compared to $112,000 for the same period in 1995. Of the $122,000 of property improvements, $75,000 was capitalized for financial statement purposes, compared to $68,000 of the $111,000 of property improvements for the quarter ended March 31, 1995.

  Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of March 31, 1996 and December 31, 1995, deferred property management fees to NHP amounted to $303,000 and $268,000, respectively.

Results of Operations

     The   net   operating  income,  before  debt   service   and
refurbishment   expenses,  from  each  of  the  four   investment
properties for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995 is as follows:

- -----------------------------------------------------------------
                                     Three months ended March 31,
                                            (in thousands)
Property                                 1996            1995
- -----------------------------------------------------------------
Fairlane East, Dearborn, MI              $386           $390
The Landings, Indianapolis, IN            109            107
Raven Hill, Burnsville, MN                245            199
Shadow Oaks, Tampa, FL                    127            113
- -----------------------------------------------------------------
   Total Net Operating Income            $867           $809
=================================================================


    In the aggregate, the net operating income, before debt service and refurbishment expenses, reported by ORP for the quarter ended March 31, 1996 increased by $58,000, or 7.2%, compared to the quarter ended March 31, 1995. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended March 31, 1996 and 1995.

Fairlane East

    Fairlane East's net operating income for the quarter ended March 31, 1996 decreased by 1.0% from the same period in 1995 primarily due to a 10.6% increase in apartment expenses offset by a 3.4% increase in revenues. The increase in apartment expenses is primarily attributable to an increase in maintenance, administrative and operating expenses. Average occupancy for the quarter ended March 31, 1996 decreased to 97% from 98%, compared to the same period in 1995. The weighted average rent collected for the month ended March 31, 1996 increased by 3.3% to $900, compared to $871 for the same period in 1995. In the first quarter of 1996, ORP expended $36,000 on property improvements, including $31,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1996, as compared to the year ended December 31, 1995.

The Landings

   The Landings' net operating income for the quarter ended March 31, 1996 increased by 1.9% from the same period in 1995 due to a 2.5% increase in revenues offset by a 3.1% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance expenses. Average occupancy for the quarter ended March 31, 1996 decreased to 91% from 94%, compared to the same period in 1995. The weighted average rent collected for the month ended March 31, 1996 increased by 3.7% to $564, compared to $544 for the same period in 1995. In the first quarter of 1996, ORP expended $38,000 on property improvements, including $24,000 capitalized for accounting purposes. The Managing General Partner anticipates that slightly higher levels of major property improvements will be necessary in 1996 to maintain the property's competitive position, as compared to the year ended December 31, 1995.

Raven Hill

    Raven Hill's net operating income for the quarter ended March 31, 1996 increased by 23.1% from the same period in 1995 due to a 5.4% increase in revenues and a 4.5% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in property taxes and administrative expenses which were offset by an increase in maintenance and operating expenses. Average occupancy for the quarter ended March 31, 1996 decreased to 92% from 95% in 1995. The weighted average rent collected for the month ended March 31, 1996 increased by 8.2% to $676, compared to $625 for the same period in 1995. In the first quarter of 1996, ORP expended $37,000 on property improvements, including $16,000 capitalized for accounting purposes. The Managing General Partner anticipates that higher levels of property improvements will be necessary in 1996 to maintain the property's competitive position, as compared to the year ended December 31, 1995.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended March 31, 1996 increased by 12.4% from the same period in 1995, due to a 9.3% increase in revenues and a 6.5% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance costs. The average occupancy for the quarter ended March 31, 1996 increased to 93%, from 91% in 1995. The increase in revenues is primarily attributed to an increase in rental income resulting from an increase in both occupancy rate and rents, as well an increase in other income. The weighted average rent collected for the month ended March 31, 1996 increased by less than 1%, compared to the same period in 1995. In the first quarter of 1996, ORP expended $11,000 on property improvements, including $4,000 capitalized for accounting purposes. The Managing General Partner anticipates that slightly higher levels of property improvements will be necessary in 1996, as compared to the year ended December 31, 1995, in order to maintain the property's competitive position.

Consolidated Statements of Operations-Other Income and Deductions

   Other  income  was  $75,000 and $47,000  for  the  three-month
periods  ended  March  31,  1996  and  1995.   The  increase  was
primarily due to higher interest earned on certain escrow accounts.

   Interest expense was $449,000 and $456,000 for the three-month periods ended March 31, 1996 and 1995.

   For the three-month periods ended March 31, 1996 and 1995, of the total property improvements in the aggregate amount of $122,000 and $111,000, respectively, $47,000 and $43,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $75,000 and $68,000, respectively, were capitalized for financial statement purposes.

   Depreciation expense for the three-month periods  ended  March
31,  1996  and  1995  was  $284,000 and  $273,000,  respectively.
Amortization expense for the three-month periods ended March 31, 1996 and 1995 totaled $25,000.

   Interest income was $20,000 for the three-month periods  ended
March 31, 1996 and 1995.

  ORP's administrative expenses for the three-month periods ended
March 31, 1996 and 1995 were $58,000 and $59,000, respectively.

- -------------------------------------------------------------------------------------------------
Average Occupancy
- -------------------------------------------------------------------------------------------------
The average occupancy for each of the four investment properties is shown in the following chart:

                                                            For the Quarter Ended
Property/                         Acquisition  --------------------------------------------------
Location                              Date      3/31/95   6/30/95   9/30/95   12/31/95  3/31/96
- -------------------------------------------------------------------------------------------------
Fairlane East                       12/23/85      98%       98%       99%        99%       97%
  Dearborn, Michigan
The Landings                        10/31/84      94%       97%       95%        90%       91%
  Indianapolis, Indiana
Raven Hill                          12/24/86      95%       95%       93%        95%       92%
  Burnsville, Minnesota
Shadow Oaks                          2/07/85      91%       88%       95%        94%       93%
  Tampa, Florida


- -------------------------------------------------------------------------------------------------------------------------------
Summary of Project Data
- -------------------------------------------------------------------------------------------------------------------------------
                                             1996 Operating Results Through 3/31/96 (in thousands)
                                            -----------------------------------------------------------------------------------

                        Average Rent Collected<F1>                                NOI
                        --------------------------                           Before Property                            NOI
Property/      Number of     March     March           Net      Apartment      Improvements        Property           Before
Location         Units        1996      1995        Revenues     Expenses     & Debt Service     Improvements<F2>  Debt Service
- -------------------------------------------------------------------------------------------------------------------------------
Fairlane East      244        $900      $871        $   650       $264            $386               $  36             $350
Dearborn, Michigan

The Landings       150        $564      $544            245        136             109                  38               71
Indianapolis, Indiana

Raven Hill         304        $676      $625            593        348             245                  37              208
Burnsville, Minnesota

Shadow Oaks        200        $434      $433            273        146             127                  11              116
Tampa, Florida
- -------------------------------------------------------------------------------------------------------------------------------
     Total         898                               $1,761       $894            $867                $122             $745
===============================================================================================================================

<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents total property improvement costs, including
     capitalized costs totaling $75,000 incurred through March 31, 1996.

Oxford Residential Properties I Limited Partnership and Subsidiaries
- --------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
- --------------------------------------------------------------------

                                       March 31, 1996   December 31,
                                         (Unaudited)        1995
- --------------------------------------------------------------------
Assets
Investment properties, at cost
 Land                                       $ 3,681      $ 3,681
 Buildings and improvements,
   net of accumulated depreciation
   of $12,807 and $12,523, respectively      21,173       21,382
- --------------------------------------------------------------------
  Total Investment Properties                24,854       25,063
- --------------------------------------------------------------------
Cash and cash equivalents                       759          931
Working capital reserve                         844          834
Tenant security deposits                        127          121
Deferred costs, net of
   amortization of $2,322 and
   $2,297, respectively                         595          620
Other assets                                  1,084          915
- --------------------------------------------------------------------
                                              3,409        3,421
- --------------------------------------------------------------------
  Total Assets                              $28,263      $28,484
====================================================================
Liabilities and Partners' Capital
Liabilities
 Mortgage notes payable                     $21,749      $21,828
 Accounts payable and accrued expenses          552          568
 Distributions payable                            0          189
 Due to affiliates                              303          268
 Tenant security deposits                       127          121
- --------------------------------------------------------------------
  Total Liabilities                          22,731       22,974
- --------------------------------------------------------------------
Partners' Capital
 General Partners                            (1,044)      (1,044)
 Assignor Limited Partner                         1            1
 Assignee Unit Holders (25,714 Assignee
    Units issued and 25,181 outstanding
    as of March 31, 1996; 25,714 Assignee
    Units issued and 25,186 outstanding
    as of December 31, 1995)                  6,575        6,553
- --------------------------------------------------------------------
  Total Partners' Capital                     5,532        5,510
- --------------------------------------------------------------------
  Total Liabilities and Partners' Capital   $28,263      $28,484
====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
- --------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net
Income (Loss) per Assignee Unit and Weighted average number of
Assignee Units Outstanding)
(Unaudited)
- --------------------------------------------------------------------

                                        Three months ended March 31,
                                                1996      1995
- --------------------------------------------------------------------
Apartment Revenues
Rental income                                $  1,686  $  1,634
  Other income                                     75        47
- --------------------------------------------------------------------
  Total Apartment Revenues                      1,761     1,681
- --------------------------------------------------------------------
Apartment Expenses
  Maintenance                                     288       247
  Operating                                       167       145
  Administrative                                  109       116
  Property management fees                         88        84
  Property taxes                                  218       256
  Marketing                                        24        24
- --------------------------------------------------------------------
  Total Apartment Expenses                        894       872
- --------------------------------------------------------------------
Net Operating Income                              867       809
- --------------------------------------------------------------------
Other Deductions
  Interest expense                                449       456
  Depreciation and amortization                   309       298
  Refurbishment expenses                           47        43
  Interest income                                 (20)      (20)
  Partnership administrative expenses              58        59
- --------------------------------------------------------------------
  Total Other Deductions                     $    843  $    836
- --------------------------------------------------------------------
Net Income (Loss)                            $     24  $    (27)
====================================================================
Net Income (Loss) Allocated to
  Assignee Unit Holders                      $     24  $    (26)
====================================================================
Net Income (Loss) per Assignee Unit          $    .93  $  (1.03)
====================================================================
Weighted average number of
  Assignee Units Outstanding                   25,183    25,714
====================================================================

      The accompanying notes are an integral part of these consolidated financial statements.



Oxford Residential Properties I Limited Partnership and Subsidiaries
- -----------------------------------------------------------------------
Consolidated Statement of Partner's Capital (in thousands)
- -----------------------------------------------------------------------

               For the period December 31, 1995 through March 31, 1996

                         Limited Partners'Interests
                         --------------------------
                                          Assignor
                              Assignee     Limited   General
                            Unit Holders   Partner   Partners    Total
- ----------------------------------------------------------------------
Balance, December 31, 1995     $6,553         $1     $(1,044)   $5,510
- ----------------------------------------------------------------------
Net income, March 31, 1996         24          0           0        24

Purchase of Units                  (2)         0           0        (2)
- ----------------------------------------------------------------------
Balance, March 31, 1996
 (Unaudited)                   $6,575         $1     $(1,044)   $5,532
======================================================================

The accompanying notes are an integral part of these consolidated financial statements.


Oxford Residential Properties I Limited Partnership and Subsidiaries
- --------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
- --------------------------------------------------------------------

                                        Three months ended March 31,
                                        ----------------------------
                                                1996        1995
- --------------------------------------------------------------------
Operating activities
Net income (loss)                              $  24     $  (27)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization               309        298
 Changes in assets and liabilities:
   Tenant security deposits liability              6         12
   Tenant security deposits                       (6)       (12)
   Other assets                                 (169)      (170)
   Accounts payable and accrued expenses         (16)        87
   Due to affiliates                              35         34
- --------------------------------------------------------------------
Net cash provided by operating activities        183        222
- --------------------------------------------------------------------
Investing activities
 Increase in working capital reserve             (10)       (10)
 Additions to investment properties              (75)       (68)
- --------------------------------------------------------------------
Net cash used in investing activities            (85)       (78)
- --------------------------------------------------------------------
Financing activities
 Distributions paid                             (189)      (129)
 Mortgage principal paid                         (79)       (73)
 Purchase of Assignee Units                       (2)         0
- --------------------------------------------------------------------
Net cash used in financing activities           (270)      (202)
- --------------------------------------------------------------------
Net decrease in cash and cash equivalents       (172)       (58)
Cash and cash equivalents, beginning of period   931      1,307
- --------------------------------------------------------------------
Cash and cash equivalents, end of period       $ 759     $1,249
====================================================================

The accompanying notes are an integral part of these consolidated financial statements.


- -----------------------------------------------------------------
Notes to Consolidated Financial Statements
- -----------------------------------------------------------------

Note 1.  Financial Statements

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the Managing General Partner of Oxford Residential Properties I Limited Partnership ("Oxford Residential Properties I," "ORP," or the "Partnership") are necessary to present fairly the Partnership's (a) Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995, (b) Consolidated Statements of Operations for the three-month periods ended March 31, 1996 and 1995, (c) Consolidated Statement of Partners' Capital as of March 31, 1996, and (d) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1995.

   For financial reporting purposes, the net income (loss) per assignee unit of limited partnership of ORP ("Assignee Unit") has been calculated by dividing the portion of the Partnership's net income (loss) allocable to Assignee Unit Holders (98%) by the weighted average of Assignee Units outstanding. In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net income (loss) amounts per Assignee Unit on the Consolidated Statements of Operations. On July 21, 1995, August 24, 1995, September 13, 1995, October 27, 1995, and February 7, 1996, ORP reacquired 221, 135, 169, 3 and 5 Assignee Units, respectively.

Note 2.  Transactions with Affiliates

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

   Expense reimbursements are for affiliates' personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the three-month period ended March 31, 1996, were approximately $16,441 for administrative and accounting-related costs, compared to $25,655 for the same period in 1995.

   Under the Property Management Agreements with NHP Management Company ("NHP"), the management fee is equal to 5% of gross collections  for  all properties; however, 40%  of  this  fee  is subordinated to the receipt by the Assignee Unit Holders of certain returns. Property management fees of $35,000 and $34,000 for the three-month periods ended March 31, 1996 and March 31, 1995, respectively, have been deferred and are included in due to affiliates in the accompanying consolidated balance sheets. NHP also has a separate services agreement with Oxford Realty Financial Group, Inc. ("ORFG"), pursuant to which ORFG provides certain services to NHP in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP from certain properties, including those owned by the Partnership.

   On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender"), in which the affiliate acquired 4,997 Assignee Units at a price of $332 per Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest
("Issuer Tender"). The Issuer Tender was extended to December 31, 1996 with respect to the purchase of up to 600 additional Assignee Units. Since July 1995, ORP has purchased, in the aggregate, 768 Assignee Units including 235 Assignee Units purchased in April 1996.

Note 3.  Mortgage Notes Payable
   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,313. As of March 31, 1996, the total outstanding balance of the four mortgage notes payable was $21,749,000. The properties are in compliance with their respective debt service agreements as of March 31, 1996.
   The individual outstanding mortgage notes payable as of March 31, 1996 and monthly debt service are as follows:

Property Collateralizing Debt       Mortgage         Monthly
  (in thousands)                   Note Amount   Debt Service<F1>
- -----------------------------------------------------------------
Fairlane East                        $ 9,993          $ 81
The Landings                           3,294            26
Raven Hill                             5,033            41
Shadow Oaks                            3,429            28
- ----------------------------------------------------------------
                                     $21,749          $176
================================================================

<F1> Includes principal and interest.

- ------------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
  Assignee Units
- ------------------------------------------------------------------

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

   Investors who no longer hold their Assignee Units in a Merrill Lynch account should contact ORP Investor Services at (810) 614-4550 or P.O. Box 7090, Troy, Michigan 48007-9921, to
  obtain transfer documents. YOU MUST OBTAIN THE PROPER TRANSFER DOCUMENTS FROM ORP INVESTOR SERVICES TO EFFECT A TRANSFER OF ASSIGNEE UNITS WHICH YOU HOLD PERSONALLY.

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

    The Quarterly Report on Form 10-Q for the quarter ended March
  31, 1996, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:

                         Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (810) 614-4550