Form 10-Q
period 1996-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1996-08-19
CIK 744786

=================================================================
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     -----------------------
                            FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996
                                    -------------
                               OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________
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

Index to Exhibits is found on page 4.
=================================================================

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

                  PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

    The Consolidated Balance Sheets for Oxford Residential Properties I Limited Partnership ("Oxford Residential Properties I," "ORP," or the "Partnership") as of June 30, 1996 and December 31, 1995, the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 1996 and 1995, the Consolidated Statement of Partners' Capital as of June 30, 1996, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995 and the notes thereto, in accordance with generally accepted accounting principles, are incorporated by reference to sequentially numbered pages 13 through 19 of ORP's Quarterly Report (Unaudited) dated June 30, 1996, attached hereto as Exhibit 20 (the "Quarterly Report").

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

    A discussion of ORP's financial condition and results of operations for the six-month period ended June 30, 1996 is incorporated herein by reference to sequentially numbered pages 6 through 12 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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

   (b) Reports on Form 8-K
       None.

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

               Oxford Residential Properties I Limited Partnership

               By:  Oxford Residential Properties I Corporation
                    Managing General Partner of the Registrant

Date: 8/19/96  By:  Richard R. Singleton
      -------       ---------------------------------------------
                    Richard R. Singleton
                    Senior Vice President and Chief Financial
                    Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 8/19/96  By:  Leo E. Zickler
      -------       ---------------------------------------------
                    Leo E. Zickler
                    Chairman of the Board of Directors and
                    Chief Executive Officer


Date: 8/19/96  By:  Francis P. Lavin
      -------       ---------------------------------------------
                    Francis P. Lavin
                    President

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

                          EXHIBIT INDEX


(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(11) Statement regarding computation of per share earnings.

     The information to compute earnings per share is provided in the financial statements and notes thereto of the Oxford Residential Properties I Limited Partnership's Quarterly Report (Unaudited) to Assignee Unit Holders, attached as
     Exhibit 20 (sequentially numbered pages 13 through 19).

(20) Report furnished to security holders.

     Oxford  Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated June 30, 1996, follows on sequentially numbered pages 5 through 19 of this report.

(27) Financial Data Schedule.

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                          June 30, 1996

















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

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("Oxford Residential Properties I," "ORP," or the "Partnership") as of June 30, 1996, its consolidated results of operations for the three- and six-month periods ended June 30, 1996, and its cash flows for the six-month period ended June 30, 1996. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender"), in which the affiliate acquired 4,997 assignee units of limited partnership of ORP ("Assignee Units") at a price of $332 per
Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender was extended to December 31, 1996 with respect to the purchase of up to 600 additional Assignee Units. Since July 1995, ORP has purchased, in the aggregate, 815 Assignee Units, including 47 Assignee Units purchased in July 1996.

   On August 29, 1996, ORP will pay to its Partners and Assignee Unit Holders of record as of June 30, 1996, a cash distribution for the first half of 1996 in the amount of $187,095, or $7.50 per Assignee Unit, representing an annualized return of 1.5% for 1996 based on the original cost of $1,000 per Assignee Unit. This distribution amount per Assignee Unit is consistent with the distribution made for the previous semi-annual period.

Liquidity and Capital Resources

   Current Position. At June 30, 1996, ORP held $1,737,000 in cash and cash equivalents and the working capital reserve, compared to $1,765,000 at December 31, 1995. The decrease of $28,000 in cash and cash equivalents and the working capital reserve is primarily attributable to increases in property net operating incomes offset by: (i) the distribution made on February 29, 1996 to Partners of record as of December 31, 1995 totaling $189,000, (ii) the purchase of Assignee Units during the six-month period ended June 30, 1996 totaling $80,000, and (iii) the payment of administrative costs totaling $96,000.

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

   Other Assets shown on the Balance Sheet increased by $89,000 to $1,004,000 at June 30, 1996 from $915,000 at December 31, 1995, primarily as a result of an increase in the Recurring Replacement
Reserve  Subaccount  and the Property Tax Escrow.   Other  Assets
primarily  include  a  Liquidity  Reserve  Subaccount  (for  debt
service),   a  Recurring  Replacement  Reserve  Subaccount   (for
property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $865,000. These Subaccounts are funded and maintained
monthly,   as  needed,  from  property  income  (except  security
deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated
in   the  following  months.   Accounts  Receivable  and  Prepaid
Expenses totaling $43,000 and $96,000, respectively, are also included in Other Assets.

   Unamortized  deferred costs which related to organization  and refinancing costs (discussed in prior reports) at June  30,  1996 were $571,000, compared to $620,000 at December 31, 1995. These costs are being amortized over the term of the mortgages.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service and refurbishment expenses generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $288,000 were made for the six-month period ended June 30, 1996, compared to $301,000 for the same period in 1995. Of the $288,000 of property improvements, $183,000 was capitalized for financial statement purposes, compared to $214,000 of the $301,000 of property improvements for the quarter ended June 30, 1995.

   Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of June 30, 1996 and December 31, 1995, deferred property management fees to NHP amounted to $339,000 and $268,000, respectively, and are reflected as Due to Affiliates in the financial statements.

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

Results of Operations

   The  net   operating   income,   before  debt   service    and
refurbishment expenses, reported by each of the four investment properties for the three- and six-month periods ended June 30, 1996 and 1995 is as follows:

- -----------------------------------------------------------------
                                 Three months       Six months
                                ended June 30,    ended June 30,
                                --------------    ---------------
                                (in thousands)    (in thousands)
Property                        1996      1995    1996      1995
- -----------------------------------------------------------------
Fairlane East, Dearborn, MI     $425      $411    $  811   $  801
The Landings, Indianapolis, IN   139       137       248      244
Raven Hill, Burnsville, MN       272       270       517      468
Shadow Oaks, Tampa, FL           115        96       242      209
- -----------------------------------------------------------------
   Total Net Operating Income   $951      $914    $1,818   $1,722
=================================================================

            Three months ended June 30, 1996 versus
                three months ended June 30, 1995

    In the aggregate, the net operating income, before debt service and refurbishment expenses, reported by ORP for the quarter ended June 30, 1996 increased by $37,000, or 4.1%, compared to the quarter ended June 30, 1995. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended June 30, 1996 and 1995.

Fairlane East

    Fairlane East's net operating income for the quarter ended June 30, 1996 increased by 3.4% from the same period in 1995, primarily due to a 2.4% increase in revenues. Apartment expenses increased by less than 1%. Average occupancy for the quarter ended June 30, 1996 decreased to 98% from 99%, compared to the same period in 1995. The weighted average rent collected for the month ended June 30, 1996 increased by 3.3% to $908, compared to $879 for the same period in 1995. During the quarter ended June 30, 1996, ORP expended $87,000 on property improvements, including $67,000 capitalized for accounting purposes.

The Landings

    The Landings' net operating income for the quarter ended June 30, 1996 increased by 1.5% from the same period in 1995, due to a 2.6% increase in revenues offset by a 3.9% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in property taxes. Average

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

occupancy for the quarter ended June 30, 1996 decreased to 96% from 97% compared to the same period in 1995. The weighted average rent collected for the month ended June 30, 1996 increased by 2.7% to $579, compared to $564 for the same period in 1995. During the quarter ended June 30, 1996, ORP expended $9,000 on property improvements, including $2,000 capitalized for accounting purposes.

Raven Hill

    Raven Hill's net operating income for the quarter ended June 30, 1996 increased by less than 1% from the same period in 1995. Apartment revenues increased by 6.3%; however, this increase was offset by an 11.1% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in property taxes and operating expenses. Average occupancy for the quarters ended June 30, 1996 and 1995 was 95%. The weighted average rent collected for the month ended June 30, 1996 increased by 6.6% to $678, compared to $636 for the same period in 1995. During the quarter ended June 30, 1996, ORP expended $51,000 on property improvements, including $26,000 capitalized for accounting purposes.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended June 30, 1996 increased by 19.8% from the same period in 1995, due to an 11.2% increase in revenues offset by a 5.5% increase in apartment expenses. The increase in revenues is primarily attributable to an increase in rental income resulting from an
increase  in  both  occupancy rate and rents.   The  increase  in
apartment expenses is primarily attributable to an increase in maintenance and operating expenses. The average occupancy for the quarter ended June 30, 1996 increased to 92% from 89%, compared to the same period in 1995. The weighted average rent collected for the month ended June 30, 1996 increased by 3.5% to $438, compared to $423 for the same period in 1995. During the quarter ended June 30, 1996, ORP expended $19,000 on property improvements, including $13,000 capitalized for accounting purposes.

             Six months ended June 30, 1996 versus
                six months ended June 30, 1995

    In the aggregate, the net operating income, before debt service and refurbishment expenses, reported by ORP for the six-month period ended June 30, 1996 increased by $96,000, or 5.6%, compared to the same period in 1995. Set forth below is a discussion of the properties which compares their respective operations for the six-month periods ended June 30, 1996 and 1995.

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

Fairlane East

    Fairlane East's net operating income for the six-month period ended June 30, 1996 increased by 1.2% from the same period in 1995, primarily due to a 2.9% increase in revenues offset by a 5.6% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in administrative and operating expenses. Average occupancy for the six-month periods ended June 30, 1996 and 1995 was 98%. During the six-month period ended June 30, 1996, ORP expended $123,000 on property improvements, including $98,000 capitalized for accounting purposes. The Managing General Partner anticipates lower spending levels on property improvements in 1996, as compared to the year ended December 31, 1995.

The Landings

    The Landings' net operating income for the quarter ended June 30, 1996 increased by 1.6% from the same period in 1995, due to a 2.6% increase in revenues offset by a 3.5% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance expenses. Average occupancy for the six-month period ended June 30, 1996 decreased to 94% from 95%, compared to the same period in 1995. During the six-month period ended June 30, 1996, ORP expended $47,000 on property improvements, including $26,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly higher levels of property improvements will be necessary in 1996 to maintain the property's competitive position, as compared to the year ended December 31, 1995.

Raven Hill

    Raven  Hill's  net  operating income for  the  quarter  ended
June 30, 1996 increased by 10.5% from the same period in 1995, due to a 5.8% increase in revenues offset by a 2.6% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance and operating expenses which were offset by a decrease in administrative expenses. Average occupancy for the six-month period ended June 30, 1996 decreased to 94% from 96%, compared to the same period in 1995. During the six-month period ended
June 30, 1996, ORP expended $88,000 on property improvements, including $42,000 capitalized for accounting purposes. The Managing General Partner anticipates higher levels of property improvements will be necessary in 1996 to maintain the property's competitive position, as compared to the year ended December 31, 1995.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended June 30, 1996 increased by 15.8% from the same period in 1995, due to a 10.2% increase in revenues offset by a 6% increase in apartment expenses. The increase in apartment expenses is

- -----------------------------------------------------------------
Report of Management
- -----------------------------------------------------------------

primarily attributable to an increase in maintenance and operating expenses. The average occupancy for the six-month period ended June 30, 1996 increased to 93% from 91%, compared to the same period in 1995. During the six-month period ended
June 30, 1996, ORP expended $30,000 on property improvements, including $17,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly higher levels of property improvements will be necessary in 1996 to maintain the property's competitive position, as compared to the year ended December 31, 1995.

Consolidated Statements of Operations-Other Income and Deductions

   Other income was $131,000 and $108,000, respectively, for the six-month periods ended June 30, 1996 and 1995. The increase was primarily due to higher interest earned on certain escrow accounts.

   Interest income for the six-month periods ended June 30,  1996 and 1995 was $39,000 and $53,000, respectively.

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of (i) interest on the unpaid balance of the loans, and (ii) a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $896,000 and $909,000, respectively, and principal payments were $160,000 and $147,000, respectively, for the six-month periods ended June 30, 1996 and 1995.

   For the six-month periods ended June 30, 1996 and 1995, of the total property improvements in the aggregate amount of $288,000 and $301,000, respectively, $105,000 and $87,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $183,000 and $214,000, respectively, were capitalized for financial statement purposes.

   Depreciation expense for the six-month periods ended June  30,
1996   and   1995   was  $567,000  and  $550,000,   respectively.
Amortization expense for the six-month periods ended June 30, 1996 and 1995 totaled $49,000.

   ORP's administrative expenses for the six-month periods  ended
June 30, 1996 and 1995 were $122,000 and $120,000, respectively.

   In the aggregate, the net income, after debt service, refurbishment expenses, and other deductions, reported by ORP for the six-month period ended June 30, 1996 increased by $335,000, or 154.4%, compared to the same period in 1995. The increase is primarily attributed to a reduction of $277,000 in fees and expenses incurred in 1995 in connection with securities filings and related communications with its partners required by ORP in response to certain tender offers (discussed in prior reports).

- ------------------------------------------------------------------------------------------------------------------------
Average Occupancy
- --------------------------------------------------------------------------------------------------
The average occupancy for each of the four investment properties is shown in the following chart:

                                                         For the Quarter Ended
Property/             Acquisition   --------------------------------------------------------------
Location                 Date         3/31/95   6/30/95   9/30/95   12/31/95  3/31/96   6/30/96
- --------------------------------------------------------------------------------------------------
Fairlane East          12/23/85         98%       98%       99%        99%      97%       98%
Dearborn, Michigan

The Landings           10/31/84         94%       97%       95%        90%      91%       96%
Indianapolis, Indiana

Raven Hill             12/24/86         95%       95%       93%        95%      92%       95%
Burnsville, Minnesota

Shadow Oaks             2/07/85         91%       88%       95%        94%      93%       92%
Tampa, Florida
==================================================================================================
Summary of Project Data
- -------------------------------------------------------------------------------------------------------------------------
                                                           1996 Operating Results through 6/30/96 (in thousands)
                                   Average         ----------------------------------------------------------------------
                               Rent Collected<F1>                             NOI
                              --------------------                      Before Property                         NOI
Property/           Number of  June          June    Net     Apartment    Improvements      Property          Before
Location              Units    1996          1995  Revenues  Expenses    & Debt Service  Improvements<F2>  Debt Service
- -------------------------------------------------------------------------------------------------------------------------
Fairlane East          244     $908          $879   $1,309     $  498        $  811            $123            $  688
Dearborn, Michigan

The Landings           150     $579          $564      509        261           248              47               201
Indianapolis, Indiana

Raven Hill             304     $678          $636    1,198        681           517              88               429
Burnsville, Minnesota

Shadow Oaks            200     $438          $423      531        289           242              30               212
Tampa, Florida
- -------------------------------------------------------------------------------------------------------------------------
     Total             898                          $3,547     $1,729        $1,818            $288            $1,530
=========================================================================================================================

<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents total property improvement costs, including capitalized costs totaling $183,000 incurred through June 30, 1996.

Oxford Residential Properties I Limited Partnership and Subsidiaries
- ------------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
- ------------------------------------------------------------------------

- ------------------------------------------------------------------------
                                       June 30, 1996   December 31, 1995
                                        (Unaudited)
- ------------------------------------------------------------------------
Assets
Investment properties, at cost
 Land                                      $ 3,681           $ 3,681
 Buildings and improvements, net of
   accumulated depreciation of $13,090
   and $12,523, respectively                20,998            21,382
- ------------------------------------------------------------------------
   Total Investment Properties              24,679            25,063
- ------------------------------------------------------------------------
Cash and cash equivalents                      988               931
Working capital reserve                        749               834
Tenant security deposits                       136               121
Deferred costs, net of amortization of
  $2,346 and $2,297, respectively              571               620
Other assets                                 1,004               915
- ------------------------------------------------------------------------
                                             3,448             3,421
- ------------------------------------------------------------------------
   Total Assets                            $28,127           $28,484
========================================================================
Liabilities and Partners' Capital
Liabilities
  Mortgage notes payable                   $21,668           $21,828
  Accounts payable and accrued expenses        436               568
  Distributions payable                        187               189
  Due to affiliates                            339               268
  Tenant security deposits                     136               121
- ------------------------------------------------------------------------
   Total Liabilities                        22,766            22,974
- ------------------------------------------------------------------------
Partners' Capital
  General Partners                          (1,042)           (1,044)
  Assignor Limited Partner                       1                 1
  Assignee Unit Holders (25,714 Assignee
    Units issued and 24,946 outstanding
    as of June 30, 1996; 25,714 Assignee
    Units issued and 25,186 outstanding
    as of December 31, 1995)                 6,402             6,553
- ------------------------------------------------------------------------
   Total Partners' Capital                   5,361             5,510
- ------------------------------------------------------------------------
   Total Liabilities and Partners' Capital $28,127           $28,484
========================================================================

         The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
- -----------------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net Income (Loss)
      per Assignee Unit and Weighted average number of Assignee Units
      Outstanding)
(Unaudited)
- -----------------------------------------------------------------------------

                                        Three months           Six months
                                       ended June 30,        ended June 30,
                                      ----------------      ----------------
                                      1996        1995      1996      1995
- -----------------------------------------------------------------------------
Apartment Revenues
  Rental income                      $1,730      $1,640    $3,416    $3,274
  Other income                           56          62       131       108
- -----------------------------------------------------------------------------
  Total Apartment Revenues            1,786       1,702     3,547     3,382
- -----------------------------------------------------------------------------
Apartment Expenses
  Maintenance                           252         260       540       508
  Operating                             150         124       317       268
  Administrative                        102         116       211       232
  Property management fees               89          85       177       169
  Property taxes                        217         180       435       436
  Marketing                              25          23        49        47
- -----------------------------------------------------------------------------
  Total Apartment Expenses              835         788     1,729     1,660
- -----------------------------------------------------------------------------
Net Operating Income                    951         914     1,818     1,722
- -----------------------------------------------------------------------------
Other Deductions
  Interest expense                      447         454       896       909
  Depreciation and amortization         307         301       616       599
  Refurbishment expenses                 58          43       105        87
  Interest income                       (19)        (33)      (39)      (53)
  Partnership administrative expenses    64          62       122       120
  Litigation and tender compliance        0         277         0       277
- -----------------------------------------------------------------------------
  Total Other Deductions                857       1,104     1,700     1,939
- -----------------------------------------------------------------------------
Net Income (Loss)                    $   94      $ (190)   $  118    $ (217)
=============================================================================
Net Income (Loss) Allocated to
  Assignee Unit Holders              $   92      $ (186)   $  116    $ (213)
=============================================================================
Net Income (Loss) per Assignee Unit  $ 3.69      $(7.25)   $ 4.63    $(8.28)
=============================================================================
Weighted average number of Assignee
  Units Outstanding                  24,951      25,714    25,067    25,714
=============================================================================

           The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
- -------------------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
- -------------------------------------------------------------------------------

                         For the period December 31, 1995 through June 30, 1996
                         ------------------------------------------------------
                             Limited Partners' Interests
                           ------------------------------
                             Assignee        Assignor      General
                           Unit Holders  Limited Partner   Partners   Total
- -------------------------------------------------------------------------------
Balance, December 31, 1995    $6,553            $1         $(1,044)   $5,510
- -------------------------------------------------------------------------------
Net income for the six months
  ended June 30, 1996            116             0               2       118

Distribution to Assignee Unit
  Holders                       (187)            0               0      (187)

Purchase of Units                (80)            0               0       (80)
- -------------------------------------------------------------------------------
Balance, June 30, 1996
  (Unaudited)                 $6,402            $1         $(1,042)   $5,361
===============================================================================

             The accompanying notes are an integral part of these
                      consolidated  financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
- ------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
- ------------------------------------------------------------------------------

                                                     Six months ended June 30,
                                                     -------------------------
                                                       1996             1995
- ------------------------------------------------------------------------------
Operating activities
  Net income (loss)                                   $ 118           $ (217)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                     616              599
  Changes in assets and liabilities:
    Tenant security deposits liability                   15               12
    Tenant security deposits                            (15)             (12)
    Other assets                                        (89)            (118)
    Accounts payable and accrued expenses              (132)             103
    Due to affiliates                                    71               68
- ------------------------------------------------------------------------------
Net cash provided by operating activities               584              435
- ------------------------------------------------------------------------------
Investing activities
  Working capital reserve                                85              (21)
  Additions to investment properties                   (183)            (214)
- ------------------------------------------------------------------------------
Net cash used in investing activities                   (98)            (235)
- ------------------------------------------------------------------------------
Financing activities
  Distributions paid                                   (189)            (129)
  Mortgage principal paid                              (160)            (147)
  Purchase of Assignee Units                            (80)               0
- ------------------------------------------------------------------------------
Net cash used in financing activities                  (429)            (276)
- ------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     57              (76)
Cash and cash equivalents, beginning of period          931            1,307
- ------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $ 988           $1,231
==============================================================================

             The accompanying notes are an integral part of these
                     consolidated financial statements.

- -----------------------------------------------------------------
Notes to Consolidated Financial Statements
- -----------------------------------------------------------------

Note 1.  Financial Statements

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("Oxford Residential Properties I," "ORP," or the "Partnership"), are necessary to present fairly the Partnership's (i) Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995, (ii) Consolidated Statements of Operations for the three- and six-month periods ended June 30, 1996 and 1995, (iii) Consolidated Statement of Partners' Capital as of June 30, 1996, and (iv) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1995.

   For financial reporting purposes, the net income (loss) per assignee unit of limited partnership of ORP ("Assignee Unit") has been calculated by dividing the portion of the Partnership's net income (loss) allocable to Assignee Unit Holders (98%) by the weighted average of Assignee Units outstanding. In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net income (loss) amounts per Assignee Unit on the Consolidated Statements of Operations. On July 21, 1995, August 24, 1995, September 13, 1995, October 27, 1995, February 7, 1996,
and  April 3, 1996, ORP reacquired 221, 135, 169, 3, 5,  and  235
Assignee Units, respectively.

Note 2.  Transactions with Affiliates

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

   Expense reimbursements are for affiliates' personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the six-month period ended June 30, 1996, were approximately $30,000 for administrative and accounting-related costs, compared to $35,000 for the same period in 1995.

   Under the Property Management Agreements with NHP Management Company ("NHP"), the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated to the receipt by the Assignee Unit Holders of

- -----------------------------------------------------------------
Notes to Consolidated Financial Statements
- -----------------------------------------------------------------

certain returns. Property management fees of $71,000 and $67,000 for the six-month periods ended June 30, 1996 and June 30, 1995, respectively, have been deferred and are included in due to affiliates in the accompanying consolidated balance sheets. NHP also has a separate services agreement with Oxford Realty Financial Group, Inc. ("ORFG"), pursuant to which ORFG provides certain services to NHP in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP from certain properties, including those owned by the Partnership.

   On May 25, 1995, an affiliate of ORP and its Managing General Partner, completed a tender offer ("Affiliate Tender"), in which the affiliate acquired 4,997 Assignee Units at a price of $332 per Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender was extended to December 31, 1996 with respect to the purchase of up to 600 additional Assignee Units. Since July 1995, ORP has purchased, in the aggregate, 815 Assignee Units, including 47 Assignee Units purchased in July 1996.

Note 3.  Mortgage Notes Payable

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,313. As of June 30, 1996, the total outstanding balance of the four mortgage notes payable was $21,668,000. The properties are in compliance with their respective debt service agreements as of June 30, 1996.

- ----------------------------------------------------------------
Notes to Consolidated Financial Statements
- ----------------------------------------------------------------

   The individual outstanding mortgage notes payable as of June 30, 1996 and monthly debt service are as follows:

- ----------------------------------------------------------------
Property Collateralizing Debt     Mortgage        Monthly
(in thousands)                   Note Amount   Debt Service<F1>
- ----------------------------------------------------------------
Fairlane East                      $ 9,956         $ 81
The Landings                         3,282           26
Raven Hill                           5,014           41
Shadow Oaks                          3,416           28
- ----------------------------------------------------------------
                                   $21,668         $176
================================================================

<F1> Includes principal and interest.

- -----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
  Assignee Units
- -----------------------------------------------------------------

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

- -----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
  Assignee Units
- -----------------------------------------------------------------

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  June   30,   1996,  filed  with  the  Securities  and  Exchange
  Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (810) 614-4550