Form 10-Q
period 1996-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1996-11-19
CIK 744786

=================================================================
                         UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     -----------------------
                            FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------
                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

                           FORM 10-Q

                  PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements.

   The Consolidated Balance Sheets for Oxford Residential Properties I Limited Partnership ("Oxford Residential Properties I," "ORP," or the "Partnership") as of September 30, 1996 and December 31, 1995, the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 1996 and 1995, the Consolidated Statement of Partners' Capital as of September 30, 1996, the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995, and the notes thereto, in accordance with generally accepted accounting principles, are incorporated by reference to sequentially numbered pages 14 through 20 of ORP's Quarterly Report (Unaudited) dated September 30, 1996, attached hereto as Exhibit 20 (the "Quarterly Report").

Item 2.    Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations.

   A discussion of ORP's financial condition and results of operations for the three- and nine-month periods ended September 30, 1996 is incorporated herein by reference to sequentially numbered pages 6 through 13 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

                   PART II-OTHER INFORMATION

Item 1.   Legal Proceedings.

   The Registrant is engaged from time to time in litigation incident to its business; however, there are no pending legal proceedings whose potential effects are considered to be material by the Managing General Partner.

Item 2. Changes in Securities. None.
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information. None.
Item 6. Exhibits and Reports on Form 8-K.
    (a) Exhibits.

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

              Oxford Residential Properties I Limited Partnership

               By:  Oxford Residential  Properties  I Corporation
                    Managing General Partner  of  the  Registrant

Date: 11/19/96 By:  /s/ Richard R. Singleton
      --------      --------------------------------------------
                    Richard R. Singleton
                    Senior Vice President and
                       Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 11/19/96 By:  /s/ Leo E. Zickler
      --------      --------------------------------------------
                    Leo E. Zickler
                    Chairman of the Board of Directors and
                       Chief Executive Officer

Date: 11/19/96 By:  /s/ Francis P. Lavin
      --------      --------------------------------------------
                    Francis P. Lavin
                    President

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           FORM 10-Q

                         EXHIBIT INDEX


(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(11) Statement regarding computation of per share earnings.

     The information to compute earnings per share is provided in the financial statements and notes thereto of the Oxford Residential Properties I Limited Partnership's Quarterly Report (Unaudited) to Assignee Unit Holders, attached as
     Exhibit 20 (sequentially numbered pages 14 through 20).

(20) Report furnished to security holders.

     Oxford  Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated September 30, 1996, follows on sequentially numbered pages 5 through 22 of this report.

(27) Financial Data Schedule.

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                       Quarterly Report
                          (Unaudited)

                      September 30, 1996




















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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("Oxford Residential Properties I," "ORP," or the "Partnership") as of September 30, 1996, its consolidated results of operations for the three- and nine-month periods ended September 30, 1996, and its cash flows for the nine-month period ended September 30, 1996. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender") in which the affiliate acquired 4,997 assignee units of limited partnership of ORP ("Assignee Units") at a price of $332 per
Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender was extended to December 31, 1996 with respect to the purchase of up to 600 additional Assignee Units. Since July 1995, ORP has purchased, in the aggregate, 957 Assignee Units, including 35 Assignee Units purchased in October 1996 and 12 Assignee Units purchased in November 1996.

Liquidity and Capital Resources

   Current Position. At September 30, 1996, ORP held $1,605,000 in cash and cash equivalents and the working capital reserve, compared to $1,765,000 at December 31, 1995. The decrease of $160,000 is primarily attributable to increases in property net operating incomes offset by: (i) the distributions made on February 29, 1996 and August 29, 1996 to Partners of record as of December 31, 1995 and June 30, 1996 totaling $189,000 and $187,000, respectively (ii) the purchase of Assignee Units during the nine-month period ended September 30, 1996 totaling $127,000, and (iii) the payment of administrative costs for the nine-month period ended September 30, 1996 totaling $122,000.

   Other Assets shown on the Balance Sheet increased by $247,000 to $1,162,000 at September 30, 1996 from $915,000 at December 31,
1995, primarily as a result of an increase in the Recurring Replacement Reserve Subaccount and the Property Tax Escrow. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

totaling $1,048,000. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits) in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $46,000 and $68,000, respectively, are also included in Other Assets.

   Unamortized deferred costs related to organization and refinancing costs (discussed in prior reports) at September 30, 1996 were $546,000, compared to $620,000 at December 31, 1995.
These costs are being amortized over the term of the mortgages.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service and refurbishment expenses and capitalized property improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $654,000 were made for the nine-month period ended September 30, 1996, compared to $498,000 for the same period in 1995. Of the $654,000 of property improvements, $474,000 was capitalized for financial statement purposes for the nine-month period ended September 30, 1996, compared to $369,000 of the $498,000 of property improvements for the same period in 1995.

   Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of September 30, 1996 and December 31, 1995, deferred property management fees to NHP amounted to $375,000 and $268,000, respectively, and are reflected as Due to Affiliates in the financial statements.

Results of Operations

   The net operating income, before debt service, refurbishment expenses and capitalized property improvements, reported by each of the four investment properties for the three- and nine-month periods ended September 30, 1996 and 1995 is as follows:

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

-----------------------------------------------------------------
                            Three months ended  Nine months ended
                                September 30,      September 30,
                            ------------------  -----------------
                               (in thousands)      (in thousands)
Property                        1996    1995       1996      1995
-----------------------------------------------------------------
Fairlane East, Dearborn, MI     $404    $387     $1,215    $1,188
The Landings, Indianapolis, IN   129     112        377       356
Raven Hill, Burnsville, MN       264     277        781       745
Shadow Oaks, Tampa, FL           121     121        363       330
-----------------------------------------------------------------
Total Net Operating Income      $918    $897     $2,736    $2,619
=================================================================

 Three months ended September 30, 1996 versus three months ended
                      September 30, 1995

   In the aggregate, the net operating income, before debt service, refurbishment expenses and capitalized property improvements, reported by ORP for the quarter ended September 30, 1996 increased by $21,000, or 2.3%, compared to the quarter ended September 30, 1995. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended September 30, 1996 and 1995.

Fairlane East

   Fairlane East's net operating income for the quarter ended September 30, 1996 increased by 4.4% from the same period in 1995, primarily due to a 2.9% increase in revenues and a less than 1% increase in apartment expenses. Average occupancy for the quarter ended September 30, 1996 decreased to 97%, compared to 99% for the same period in 1995. The weighted average rent collected for the month ended September 30, 1996 increased by 4.1% to $922, compared to $886 for the same period in 1995.
During the quarter ended September 30, 1996, ORP expended $152,000 on property improvements, including $125,000 capitalized
for   accounting purposes.

The Landings

   The Landings' net operating income for the quarter ended September 30, 1996 increased by 15.2% from the same period in 1995, due to a 2.6% increase in revenues and a 7% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in maintenance expenses. Average occupancy for the quarters ended September 30, 1996 and 1995 was 96%. The weighted average rent collected for the month ended September 30, 1996 increased by 3.9% to $584, compared to

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

$562  for  the  same  period in 1995.  During the  quarter  ended
September   30,   1996,   ORP  expended   $25,000   on   property
improvements,   including  $16,000  capitalized  for   accounting
purposes.

Raven Hill

   Raven Hill's net operating income for the quarter ended September 30, 1996 decreased by 4.7% from the same period in 1995. Apartment revenues increased by 3%; however, this increase was offset by a 9.9% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in property taxes, marketing and maintenance expenses. The average occupancy for the quarter ended September 30, 1996 decreased to 92%, compared to 96% for the same period in 1995. The weighted average rent collected for the month ended September 30, 1996 increased by 3.7% to $672, compared to $648 for the same period in 1995. During the quarter ended September 30, 1996, ORP expended $160,000 on property improvements, including $141,000 capitalized for accounting purposes.

Shadow Oaks

   Shadow Oaks' net operating income for the quarter ended September 30, 1996 remained constant as compared to the same period in 1995. Revenues increased by 2.3%, but were offset by a 4% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance. The average occupancy for the quarter ended September 30, 1996 decreased to 93%, compared to 94% for the same period in 1995. The weighted average rent collected for the month ended September 30, 1996 decreased by less than 1% to $438, compared to $441 for the same period in 1995. During the quarter ended September 30, 1996, ORP expended $29,000 on property improvements, including $9,000 capitalized for accounting purposes.

  Nine months ended September 30, 1996 versus nine months ended
                      September 30, 1995

   In the aggregate, the net operating income, before debt service, refurbishment expenses and capitalized property improvements, reported by ORP for the nine-month period ended September 30, 1996 increased by $117,000, or 4.5%, compared to the same period in 1995. Set forth below is a discussion of the properties which compares their respective operations for the nine-month periods ended September 30, 1996 and 1995.

Fairlane East

   Fairlane East's net operating income for the nine-month period ended September 30, 1996 increased by 2.3% from the same period in 1995, primarily due to a 2.9% increase in revenues offset by a 3.8% increase in apartment expenses. The increase in apartment

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

expenses   is   primarily  attributable   to   an   increase   in
administrative and operating expenses offset by a decrease in maintenance expenses and property taxes. The average occupancy for the nine-month period ended September 30, 1996 decreased to 97%, compared to 98% for the same period in 1995. During the nine-month period ended September 30, 1996, ORP expended $275,000 on property improvements, including $223,000 capitalized for accounting purposes. The Managing General Partner anticipates lower spending levels on property improvements in 1996, as compared to the year ended December 31, 1995.

The Landings

   The Landings' net operating income for the nine-month period ended September 30, 1996 increased by 5.9% from the same period in 1995, due to a 2.6% increase in revenues and less than a 1% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in administrative and marketing expenses offset by an increase in maintenance expenses and property taxes. Average occupancy for the nine-month period ended September 30, 1996 decreased to 94%, compared to 95% for the same period in 1995. During the nine-month period ended September 30, 1996, ORP expended $72,000 on property improvements, including $42,000 capitalized for accounting purposes. The Managing General Partner anticipates that slightly higher levels of property improvements will be necessary in 1996 to maintain the property's competitive position, as compared to the year ended December 31, 1995.

Raven Hill

   Raven Hill's net operating income for the nine-month period ended September 30, 1996 increased by 4.8% from the same period in 1995, due to a 4.9% increase in revenues offset by a 4.9% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance and operating expenses which was offset by a decrease in administrative expenses. Average occupancy for the nine-month period ended September 30, 1996 decreased to 93%, compared to 96% for the same period in 1995. During the nine-month period ended September 30, 1996, ORP expended $248,000 on property improvements, including $183,000 capitalized for accounting purposes. The Managing General Partner anticipates that higher levels of property improvements will be necessary in 1996 to maintain the property's competitive position, as compared to the year ended December 31, 1995.

Shadow Oaks

   Shadow Oaks' net operating income for the nine-month period ended September 30, 1996 increased by 10% from the same period in 1995, due to a 7.4% increase in revenues offset by a 5.3% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance and operating expenses offset by a decrease in administrative

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

expenses. The average occupancy for the nine-month period ended September 30, 1996 increased to 93%, compared to 92% for the same period in 1995. During the nine-month period ended September 30, 1996, ORP expended $59,000 on property improvements, including $26,000 capitalized for accounting purposes. The Managing General Partner anticipates that higher levels of property improvements will be necessary in 1996 to maintain the property's competitive position, as compared to the year ended December 31, 1995.

Consolidated Statements of Operations-Other Income and Deductions

   Other income was $202,000 and $170,000, respectively, for the nine-month periods ended September 30, 1996 and 1995. The increase was primarily due to an increase in interest earned on certain escrow accounts, and an increase in lease breakage income.

   Interest income for the nine-month periods ended September 30, 1996 and 1995 was $59,000 and $79,000, respectively. The decrease was primarily due to a decrease in cash and cash equivalents during the nine-month period ended September 30, 1996. (See Liquidity and Capital Resources above.)

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans, and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $1,342,000 and $1,362,000, respectively, and principal payments were $242,000 and $222,000, respectively, for the nine-month periods ended September 30, 1996 and 1995.

   For the nine-month periods ended September 30, 1996 and 1995, of the total property improvements in the aggregate amount of $654,000 and $498,000 respectively, $180,000 and $129,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $474,000 and $369,000, respectively, were capitalized for financial statement purposes.

   Depreciation   expense  for   the  nine-month  periods   ended
September   30,   1996  and  1995  was  $846,000  and   $820,000,
respectively. Amortization expense for the nine-month periods ended September 30, 1996 and 1995 was $74,000. Depreciation expense increased due to the addition of capitalized property improvements during the nine-month period ended September 30, 1996.

   ORP's administrative expenses for the nine-month periods ended
September   30,  1996  and  1995  were  $160,000  and   $173,000,
respectively.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   In the aggregate, the net income, after debt service, refurbishment expenses, and other deductions, reported by ORP for the nine-month period ended September 30, 1996 increased by $330,000, or 240.9%, from a $137,000 loss at September 30, 1995, to a $193,000 profit at September 30, 1996. The increase is primarily attributed to a reduction of $277,000 in fees and expenses incurred in 1995 in connection with securities filings and related communications with its partners required by ORP in response to certain tender offers and in defense and settlement of a lawsuit initiated by a partner (discussed in prior reports).

--------------------------------------------------------------------------------------------------------------------------
Average Occupancy
==========================================================================================================================
The average occupancy for each of the four investment properties is shown in the following chart:
                                                                        For the Quarter Ended
Property/                        Acquisition
Location                             Date         3/31/95   6/30/95   9/30/95   12/31/95   3/31/96   6/30/96   9/30/96
--------------------------------------------------------------------------------------------------------------------------
Fairlane East                      12/23/85         98%       98%       99%        99%       97%       98%       97%
Dearborn, Michigan

The Landings                       10/31/84         94%       97%       95%        90%       91%       96%       96%
Indianapolis, Indiana

Raven Hill                         12/24/86         95%       95%       93%        95%       92%       95%       92%
Burnsville, Minnesota

Shadow Oaks                         2/07/85         91%       88%       95%        94%       93%       92%       93%
Tampa, Florida
--------------------------------------------------------------------------------------------------------------------------
Summary of Project Data
==========================================================================================================================
                                                              1996 Operating Results through 9/30/96 (in thousands)
                                                      ____________________________________________________________________

                               Average Rent Collected<F1>                       NOI
                               -----------------------                     Before Property                        NOI
Property/            Number of  September  September    Net     Apartment    Improvements     Property          Before
Location               Units       1996       1995    Revenues   Expenses   & Debt Service  Improvements<F2> Debt Service
--------------------------------------------------------------------------------------------------------------------------

Fairlane East           244        $922       $886     $1,972     $  757        $1,215          $275          $  940
Dearborn, Michigan

The Landings            150        $584       $562        772        395           377            72             305
Indianapolis, Indiana

Raven Hill              304        $672       $648      1,801      1,020           781           248             533
Burnsville, Minnesota

Shadow Oaks             200        $438       $441        801        438           363            59             304
Tampa, Florida
--------------------------------------------------------------------------------------------------------------------------
       Total            898                            $5,346     $2,610        $2,736          $654          $2,082
==========================================================================================================================

<F1>  Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2>  Represents total property improvement costs, including capitalized costs totaling $474,000 incurred through
      September 30, 1996.

Oxford Residential Properties I Limited Partnership and Subsidiaries

--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
--------------------------------------------------------------------
                                        September 30,   December 31,
                                            1996            1995
                                         (Unaudited)
--------------------------------------------------------------------
Assets
Investment properties, at cost
 Land                                       $ 3,681        $ 3,681
 Buildings and improvements,
   net of accumulated depreciation
   of $13,369 and $12,523, respectively      21,010         21,382
--------------------------------------------------------------------
  Total Investment Properties                24,691         25,063
--------------------------------------------------------------------
Cash and cash equivalents                     1,108            931
Working capital reserve                         497            834
Tenant security deposits                        139            121
Deferred costs, net of
   amortization of $2,371 and
   $2,297, respectively                         546            620
Other assets                                  1,162            915
--------------------------------------------------------------------
                                              3,452          3,421
--------------------------------------------------------------------
  Total Assets                              $28,143        $28,484
====================================================================
Liabilities and Partners' Capital
Liabilities
 Mortgage notes payable                     $21,585        $21,828
 Accounts payable and accrued expenses          655            568
 Distributions payable                            0            189
 Due to affiliates                              375            268
 Tenant security deposits                       139            121
--------------------------------------------------------------------
  Total Liabilities                          22,754         22,974
--------------------------------------------------------------------
Partners' Capital
 General Partners                            (1,040)        (1,044)
 Assignor Limited Partner                         1              1
 Assignee Unit Holders (25,714 Assignee
   Units issued and 24,804 outstanding as
   of September 30, 1996; 25,714 Assignee
   Units issued and 25,186 outstanding as
   of December 31, 1995)                      6,428          6,553
--------------------------------------------------------------------
  Total Partners' Capital                     5,389          5,510
--------------------------------------------------------------------
  Total Liabilities and Partners' Capital   $28,143        $28,484
====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries

--------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net
 Income (Loss) per Assignee Unit and Weighted average number of
 Assignee Units Outstanding)
(Unaudited)
--------------------------------------------------------------------
                                Three months ended Nine months ended
                                  September 30,       September 30,
                                ------------------  ----------------
                                   1996     1995     1996     1995
--------------------------------------------------------------------
Apartment Revenues
  Rental income                  $ 1,728  $ 1,689  $ 5,144  $ 4,963
  Other income                        71       61      202      170
--------------------------------------------------------------------
  Total Apartment Revenues         1,799    1,750    5,346    5,133
--------------------------------------------------------------------
Apartment Expenses
  Maintenance                        308      297      848      805
  Operating                          145      136      462      405
  Administrative                     111      118      322      350
  Property management fees            89       87      266      255
  Property taxes                     200      192      635      628
  Marketing                           28       23       77       71
--------------------------------------------------------------------
  Total Apartment Expenses           881      853    2,610    2,514
--------------------------------------------------------------------
Net Operating Income                 918      897    2,736    2,619
--------------------------------------------------------------------
Other Deductions
  Interest expense                   446      452    1,342    1,362
  Depreciation and amortization      304      295      920      894
  Refurbishment expenses              75       43      180      129
  Interest income                    (20)     (26)     (59)     (79)
  Partnership administrative
    expenses                          38       53      160      173
  Litigation and tender compliance     0        0        0      277
--------------------------------------------------------------------
  Total Other Deductions             843      817    2,543    2,756
--------------------------------------------------------------------
Net Income (Loss)                $    75  $    80  $   193  $  (137)
====================================================================
Net Income (Loss) Allocated
  to Assignee Unit Holders       $    73  $    78  $   189  $  (135)
====================================================================
Net Income (Loss) per
  Assignee Unit                  $  2.93  $  3.08  $  7.56  $ (5.25)
====================================================================
Weighted average number of
  Assignee Units Outstanding      24,878   25,452   25,004   25,626
====================================================================
      The accompanying notes are an integral part of these
               consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries

------------------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
------------------------------------------------------------------------------
                For the period December 31, 1995 through September 30, 1996
               -------------------------------------------------------------
                                        Limited Partners'
                                            Interests
                                       -------------------
                                        Asignee   Assignor
                                         Unit     Limited  General
                                        Holders   Partner  Partners    Total
------------------------------------------------------------------------------
Balance, December 31, 1995               $6,553     $1     $(1,044)   $5,510
------------------------------------------------------------------------------
Net income for the nine months
 ended September 30, 1996                   189      0           4       193

Distribution to Assignee Unit
 Holders                                   (187)     0           0      (187)

Purchase of Units                          (127)     0           0      (127)
------------------------------------------------------------------------------
Balance, September 30, 1996 (Unaudited)  $6,428     $1     $(1,040)   $5,389
==============================================================================

      The accompanying notes are an integral part of these consolidated financial statements.


Oxford Residential Properties I Limited Partnership and Subsidiaries

--------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
--------------------------------------------------------------------
                                                  Nine months ended
                                                    September 30,
                                                 -------------------
                                                  1996         1995
--------------------------------------------------------------------
Operating activities
 Net income (loss)                              $  193      $  (137)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                 920          894
 Changes in assets and liabilities:
   Tenant security deposits liability               18           22
   Tenant security deposits                        (18)         (22)
   Other assets                                   (247)        (237)
   Accounts payable and accrued expenses            87           43
   Due to affiliates                               107          102
--------------------------------------------------------------------
Net cash provided by operating activities        1,060          665
--------------------------------------------------------------------
Investing activities
 Working capital reserve                           337          (31)
 Additions to investment properties               (474)        (369)
--------------------------------------------------------------------
Net cash used in investing activities             (137)        (400)
--------------------------------------------------------------------
Financing activities
 Distributions paid                               (376)        (257)
 Mortgage principal paid                          (243)        (224)
 Purchase of Assignee Units                       (127)        (174)
--------------------------------------------------------------------
Net cash used in financing activities             (746)        (655)
--------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                       177         (390)
Cash and cash equivalents, beginning of period     931        1,307
--------------------------------------------------------------------
Cash and cash equivalents, end of period        $1,108      $   917
====================================================================

 The accompanying notes are an integral part of these consolidated financial statements.


-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("Oxford Residential Properties I," "ORP," or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995, the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 1996 and 1995, the Consolidated Statement of Partners' Capital as of September 30, 1996, and the Consolidated Statements of Cash Flows for the nine-month periods ended
September 30, 1996 and 1995, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1995.

   For financial reporting purposes, the net income (loss) per assignee unit of limited partnership of ORP ("Assignee Unit") has been calculated by dividing the portion of the Partnership's net income (loss) allocable to Assignee Unit Holders (98%) by the weighted average of Assignee Units outstanding. In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net income (loss) amounts per Assignee Unit on the Consolidated Statements of Operations. In July 1995, August 1995, September 1995, October 1995, February 1996, April 1996, July 1996, and September 1996, ORP reacquired 221, 135, 169, 3, 5, 235, 47, and 95 Assignee Units, respectively.

Note 2.  Transactions with Affiliates.

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

   Expense reimbursements are for affiliates' personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the nine-month period ended September 30, 1996, were approximately $44,000 for administrative and accounting related costs, compared to $52,000 for the same period in 1995.

   Under  the  Property Management Agreements with NHP Management
Company ("NHP"), the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

subordinated to the receipt by the Assignee Unit Holders of certain returns. Property management fees of $107,000 and $102,000 for the nine-month periods ended September 30, 1996 and September 30, 1995, respectively, have been deferred and are included in due to affiliates in the accompanying consolidated balance sheets. NHP also has a separate services agreement with Oxford Realty Financial Group, Inc. ("ORFG"), pursuant to which ORFG provides certain services to NHP in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP from certain properties, including those owned by the Partnership.

   On May 25, 1995, an affiliate of ORP and its Managing General Partner completed a tender offer ("Affiliate Tender") in which the affiliate acquired 4,997 Assignee Units at a price of $332 per Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender was extended to December 31, 1996 with respect to the purchase of up to 600 additional Assignee Units. Since July 1995, ORP has purchased, in the aggregate, 957 Assignee Units, including 35 Assignee Units purchased in October 1996 and 12 Assignee Units purchased in November 1996.

Note 3.  Mortgage Notes Payable.

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of September 30, 1996, the total outstanding balance of the four mortgage notes payable was $21,585,000. The properties are in compliance with their respective debt service agreements as of September 30, 1996.

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

The   individual  outstanding  mortgage  notes  payable   as   of
September 30, 1996 and monthly debt service are as follows:

Property Collateralizing Debt      Mortgage       Monthly
  (in thousands)                  Note Amount   Debt Service<F1>
-----------------------------------------------------------------
Fairlane East                       $ 9,918         $ 81
The Landings                          3,269           26
Raven Hill                            4,995           41
Shadow Oaks                           3,403           28
-----------------------------------------------------------------
                                    $21,585         $176
=================================================================

<F1>  Includes principal and interest.

-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
  Assignee Units
-----------------------------------------------------------------

Please follow the instructions below if you wish to reregister or transfer ownership of your Oxford Residential Properties I ("ORP") Assignee Units. No transfers or sales can be effected without the consent of the Managing General Partner and the completion of the proper documents.


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

-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
  Assignee Units
-----------------------------------------------------------------

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  September  30,  1996,  filed with the Securities  and  Exchange
  Commission, is available to Assignee Unit Holders and may be obtained by writing:

                         Investor Services
        Oxford Residential Properties I Limited Partnership
                           P.O. Box 7090
                     Troy, Michigan 48007-9921

                          (810) 614-4550