Form 10-K
period 1996-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1997-03-20
CIK 744786

=================================================================
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                     ----------------------
                            FORM 10-K
(Mark One)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1996
                                     -----------------
                              OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from _______ to ________

              --------------------------------
              Commission file number:  0-14533
              --------------------------------

      OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Maryland                                52-1322906
-----------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

 7200 Wisconsin Avenue, 11th floor,  Bethesda, Maryland 20814
-----------------------------------------------------------------
    (Address of principal executive offices)     (Zip Code)

                        (301) 654-3100
-----------------------------------------------------------------
      Registrant's telephone number, including area code

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   /X/

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

             DOCUMENTS INCORPORATED BY REFERENCE

Portions   of  the following  documents  of  the  Registrant  are
incorporated herein by reference as indicated:

Form 10-K Parts     Document
-----------------------------------------------------------------
Parts I, II, III    Portions  of  the  Annual  Report  1996   are
                    incorporated by reference into Parts I, II and III.

Reference to Exhibits is on page 12.

      OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                          FORM 10-K

                            PART I

Item 1. Business.

  The Registrant, Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), was formed on January 19, 1984, under the Maryland Revised Uniform Limited Partnership Act to acquire, own and operate residential properties. The Partnership sold $25,714,000 of Assignee Units in a public offering that concluded on October 18, 1985. The net offering proceeds were used to acquire residential properties.

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

Item 2. Properties.

  Information concerning the individual properties is discussed in the 1996 Annual Report in the section entitled "Community
Descriptions," which section is incorporated herein by  reference
(pages 16 through 17 hereof).

Item 3. Legal Proceedings.

  The Registrant is engaged from time to time in litigation incident to its business; however, there are no pending legal proceedings whose potential effects are considered to be material by the Managing General Partner.

      OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                          FORM 10-K

                      PART I (continued)

Item 4. Submission of Matters to a Vote of Security Holders.
        None.

                            PART II

Item 5. Market  for  the  Registrant's  Partnership Interests and
        Related Partnership Matters.

(a)  Market Information.

     ORP is classified as a partnership and thus has no common stock. As of December 31, 1996, the Partnership had issued 25,714 Assignee Units; however, since July 1995, it reacquired a total of 1,057 Assignee Units at $332 per Assignee Unit and has retired these Assignee Units as of December 31, 1996. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

(b)  Number of Security Holders.

     As  of  December  31,  1996  there  were 1,712 Assignee Unit
     Holders.

(c)  Dividend History and Restrictions.

     Information regarding the frequency and amount of cash distributions is included in the section entitled "Selected Consolidated Financial Data" of the 1996 Annual Report, which section is incorporated herein by reference (page 15 hereof). Information regarding management's future expectations as to distributions is also included in the Annual Report 1996 in the section entitled "Report of
     Management," which section is incorporated herein by reference (on pages 18 through 26 hereof).

Item 6. Selected Financial Data.

  Reference is made to the section of the Annual Report 1996 entitled "Selected Consolidated Financial Data," which section is incorporated herein by reference (page 15 hereof).

Item 7. Management's  Discussion   and   Analysis  of   Financial
        Condition and Results of Operations.

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           FORM 10-K

                      PART II (continued)

  For a detailed discussion of the Partnership's financial condition and results of operations for the years ended December 31, 1996, 1995, and 1994, see information set forth in the section entitled "Report of Management" of the Partnership's 1996 Annual Report, which section is incorporated herein by reference (pages 18 through 26 hereof).

Item 8.  Financial Statements and Supplementary Data.

   Reference  is  made   to   the  Annual  Report  1996  for  the
consolidated  financial  statements  of  the  Partnership,  which consolidated financial statements are incorporated herein by reference (pages 28 through 31 hereof). See Item 14 of this report for information concerning financial statements and schedules filed with this report.

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

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a), (b), (c) and (e).

      The Partnership has no directors or officers. The Managing General Partner of the Partnership, as designated in the Partnership Agreement, is Oxford Residential Properties I Corporation. The director and executive officers of the Managing General Partner are as follows:

-----------------------------------------------------------------
Name                Age  Position and Business Experience
-----------------------------------------------------------------

Leo E. Zickler       60  Chairman  of the Board of Directors  and
                         Chief Executive Officer since inception.
                         Since March 1982 he has been Chairman of
                         the   Board  of  Directors,  and   Chief
                         Executive  Officer of Oxford Development
                         Corporation ("Oxford"), an affiliate  of
                         the  Partnership  and  a  national  real
                         estate  firm  which  owns  and  operates
                         apartment and senior living communities.
                         Mr.  Zickler  served  as  President   of
                         Oxford  until  February 28,  1994.   Mr.
                         Zickler continues to serve as a director
                         and   officer  of  Oxford  and   certain
                         affiliated entities.

      OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                          FORM 10-K

                     PART III (continued)

-----------------------------------------------------------------
Name                Age  Position and Business Experience
-----------------------------------------------------------------
Francis P. Lavin     45  President  since March  1,  1994.   From
                         October  1989 through January  1994,  he
                         was  a  Director  and  President  of  ML
                         Oxford Finance Corporation, an affiliate
                         of  Merrill Lynch & Company, Inc.   From
                         1979  to  October 1989, Mr.  Lavin  held
                         various  positions  at  subsidiaries  of
                         Merrill   Lynch   &  Company   including
                         Director   of   Merrill   Lynch  Capital
                         Markets  and Vice  President of  Merrill
                         Lynch,  Hubbard  Inc.   Since  March  1,
                         1994, Mr. Lavin has served as President of Oxford, as well as a director and officer of certain affiliated entities.

Richard R. Singleton 49  Senior  Vice  President since  inception and  Chief Financial Officer since 1995.
                         Previously,  he  was Vice  President  of
                         Oxford Mortgage & Investment Corporation
                         since  1979 and was promoted  to  Senior
                         Vice President in 1983, and he was Chief
                         Operating  Officer  of  ORP's   Managing
                         General  Partner  since  1990  and   was
                         promoted  to Chief Financial Officer  in
                         1995.  Formerly, he held the position of
                         Tax  Manager  with  Arthur  Andersen   &
                         Company.   Mr. Singleton also serves  as
                         an officer of Oxford and affiliated entities.

  The  director  and  executive officers of the Managing  General
Partner will serve in their respective positions until successors are chosen.

(d)  Family Relationships.  None.

(f)  Involvement in Certain Legal Proceedings.  None.

(g)  Promoter and Controlling Persons.  Not applicable.

Item 11. Executive Compensation.

(a), (b), (c) and (d)

     Neither the director nor the executive officers of the Managing General Partner receives direct compensation for services rendered to the Partnership.

      OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                          FORM 10-K

                     PART III (continued)

(e)  Termination   of   Employment    and   Change   of   Control
     Arrangements.  None.

Item 12.  Security  Ownership  of  Certain  Beneficial Owners and
          Management.

(a)  Security Ownership of Certain Beneficial Owners.

     ORP Acquisition Partners Limited Partnership, located at 7200 Wisconsin Avenue, Suite 1100, Bethesda, MD 20814, owns 4,997 Assignee Units, representing approximately 19.4% of the Assignee Units outstanding as of December 31, 1996.

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

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           FORM 10-K

                     PART III (continued)

     ------------------------------------------------------------
                                               (in thousands)
     December 31,                          1996      1995    1994
     ------------------------------------------------------------
     Expense reimbursement                 $ 56      $ 65    $ 58
     Property management fees               356       342     329
     ------------------------------------------------------------
                                           $412      $407    $387
     ============================================================

     Expense reimbursements are for affiliates' personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the years ended December 31, 1996, 1995 and 1994 were $56,000, $65,000 and $58,000, respectively, for administrative and accounting related costs.

     Under the Property Management Agreements with NHP, Inc. and certain of its affiliates ("NHP"), the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $143,000, $137,000 and $131,000 for the years ended
     December 31, 1996, 1995 and 1994, respectively, have been deferred and are included in due to affiliates in the accompanying consolidated balance sheets. NHP also has a separate services agreement with Oxford Realty Financial Group, Inc. ("ORFG"), pursuant to which ORFG provides certain services to NHP in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP from certain properties, including those owned by the Partnership.

(b)  Certain Business Relationships.

     The Partnership response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers or director of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

(c)  Indebtedness of Management.  None

(d)  Transactions with Promoters.  None

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           FORM 10-K

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)  List of documents filed as part of this Report:

   1.  Financial Statements.

       The following financial statements are contained in the Partnership's Annual Report 1996 and are incorporated herein by reference into Part II, Item 8:

                                                     Page Numbers
       Description                                      Herein
       -----------                                   ------------

       Report of Independent Accountants.                  27
       Consolidated Balance Sheets as of December 31,
          1996 and 1995.                                   28
       Consolidated Statements of Operations for the
          years ended December 31, 1996, 1995 and 1994.    29
       Consolidated Statement of Partners' Capital
          for the years ended December 31, 1996, 1995
          and 1994.                                        30
       Consolidated Statements of Cash Flows for the
          years ended December 31, 1996, 1995 and 1994.    31
       Notes to Consolidated Financial Statements.       31-42

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

       Exhibit No. 10 - Material contracts.

       a.  Permanent  Mortgage  Loan   Documents   in  favor   of
           Lexington Mortgage Company, encumbering Fairlane East.

       b.  Permanent  Mortgage  Loan   Documents  in   favor   of
           Lexington Mortgage Company,  encumbering The Landings.

      OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                          FORM 10-K

                    PART IV (continued)

       c.  Permanent  Mortgage  Loan   Documents  in   favor   of
           Lexington  Mortgage  Company,  encumbering Raven Hill.

       d.  Permanent  Mortgage  Loan   Documents  in   favor   of
           Lexington  Mortgage  Company, encumbering Shadow Oaks.

       Exhibit No. 13 - Annual  report  to security holders, etc.

       a.  Annual Report for  the year ended  December  31,  1996
           ("filed" only to the extent material therefrom is specifically incorporated by reference).

       Exhibit No.  25 - Power of Attorney.

       a. Leo E. Zickler Power of Attorney (Incorporated by reference from Exhibits to Post-effective Amendment
           No. 1 to Form S-11 Registration Statement, dated March
           28, 1985).

       Exhibit No.  28 - Additional Exhibits.  None.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the year ended December 31, 1996.

(c) The list of Exhibits required by Item 601 of Regulation S-K is included in Item 14(a)(3) above.

(d)  Financial Statement Schedules.

     See Item 14(a)(2) above.

         OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                             FORM 10-K

                       CROSS REFERENCE SHEET

    The item numbers and captions in Parts I, II, III, and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

                                                     Sequentially
                                                       Numbered
Item                         Reference Materials        Page(s)
-----------------------------------------------------------------

1.  Business                  Annual Report 1996      pps 16-26

2.  Properties                Annual Report 1996      pps 16-17

5.  Market for Registrant's   Annual Report 1996   pps 15,19-26,
    Partnership Interest and                       37-39 and 41
    Related Partnership
    Matters

6.  Selected Financial Data   Annual Report 1996      pp 15

7.  Management's Discussion   Annual Report 1996      pps 19-26
    and Analysis of Financial
    Condition and Results of
    Operations

8.  Financial Statements and  Annual Report 1996      pps 27-42
    Supplementary Data

11. Executive Compensation    Annual Report 1996      pp 41

13. Certain Relationships     Annual Report 1996      pp 41
    and Related Transactions

14. Exhibits, Financial       Annual Report 1996      pps 15-47
    Statement Schedules, and
    Reports on Form 8-K

        OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                             FORM 10-K

                           EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(13)  Annual Report 1996 to Security Holders.

      Oxford  Residential  Properties  I  Limited  Partnership's
Report dated December 31, 1996, follows on sequentially numbered pages 13 through 47 of this report.

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


Date: 3/20/97  By: /s/ Richard R. Singleton
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



Date: 3/20/97  By: /s/ Leo E. Zickler
      -------      ---------------------------------------------
                   Leo E. Zickler
                   Chairman of the Board of Directors and
                      Chief Executive Officer

Date: 3/20/97  By: /s/ Francis P. Lavin
      -------      ---------------------------------------------
                   Francis P. Lavin
                   President



   No proxy material has been sent to the Registrant's security holders. The Partnership's Annual Report 1996 is expected to be mailed to Assignee Unit Holders before April 30, 1997.

        OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Annual Report 1996





















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

--------------------------------------------------------------------------------------------------------------
Selected Consolidated Financial Data (in thousands, except Net Income (Loss) per Assignee Unit and Weighted average number of Assignee Units Outstanding)
--------------------------------------------------------------------------------------------------------------
                                                             For the Years Ended December 31,
--------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                        1996         1995         1994         1993         1992
--------------------------------------------------------------------------------------------------------------
Total Assets                              $27,860      $28,484      $29,215      $27,872      $27,929
Investment Properties                     $24,670      $25,063      $25,559      $25,837      $26,042
Mortgage Notes Payable                    $21,501      $21,828      $22,129      $19,049      $19,127
Total Revenues from Apartment Operations  $ 7,187      $ 6,895      $ 6,619      $ 6,426      $ 6,061
Net Operating Income                      $ 3,623      $ 3,463      $ 3,249      $ 3,244      $ 2,790
Net Income (Loss)                         $   194      $  (184)     $   (62)     $  (286)     $  (564)
Net Income (Loss) Allocated to Assignee
  Unit Holders                            $   190      $  (180)     $   (61)     $  (280)     $  (552)
Net Income (Loss) per Assignee Unit       $  7.63      $ (7.07)     $ (2.37)     $(10.90)     $(21.48)
Net Income (Loss) (tax basis ) per
  Assignee Unit                           $(12.29)<F1> $(26.65)<F3> $(25.50)<F5> $(38.29)<F7> $(51.74)<F9>
Cash Distributions per Assignee Unit      $ 15.00<F2>    12.50<F4>    10.00<F6>    10.00<F8>     0.00<F10>

Assignee Units Outstanding                 24,657       25,186       25,714       25,714       25,714
Weighted Average of Assignee Units
  Outstanding                              24,940       25,515       25,714       25,714       25,714
Number of Assignee Unit Holders             1,712<F11>   1,642<F11>   2,163        2,172        2,191
Number of Investment Properties Owned           4            4            4            4            4
_________________________________________________________________________

<F1>  Net  income (loss) (tax basis) per Assignee Unit includes $17.05 per Assignee Unit, and $4.76 in portfolio income.
<F2>  Includes  semiannual distributions of $7.50 per Assignee Unit paid in  August 1996 and $7.50 per Assignee
      Unit paid in February 1997.
<F3>  Net loss (tax basis) per Assignee Unit includes $31.58 per Assignee Unit, and $4.93 in portfolio income.
<F4>  Includes semiannual distributions of $5.00 per Assignee Unit paid in August 1995 and $7.50 per Assignee
      Unit paid in February 1996.
<F5>  Net loss (tax basis) per Assignee Unit includes $36.10 per Assignee Unit pre-act passive loss, $6.39 in cancellation of indebtedness income, and $4.21 in portfolio income.
<F6>  Includes semiannual distributions of $5.00 per Assignee Unit paid in August 1994 and February 1995.
<F7>  Net loss (tax basis) per Assignee Unit includes $39.21 per Assignee Unit pre-act passive loss and $.92 in portfolio income.
<F8>  Includes distribution of $10 per Assignee Unit paid in March 1994.
<F9>  Net loss (tax basis) per Assignee Unit includes $53.70 per Assignee Unit pre-act passive loss and $1.96 in portfolio income.
<F10> The Managing General Partner declared no distributions payable in either August 1992 or February 1993.
<F11> ORP Acquisition Partners Limited Partnership, located at 7200 Wisconsin Avenue,  Suite  1100,  Bethesda,
      MD 20814, acquired 4,997 Assignee Units, representing approximately 19.4% of the Assignee Units outstanding at December 31, 1996.  Also, since July 1995, ORP has purchased, in the aggregate, 1,057
      Assignee Units at a price of $332 per Assignee Unit.

----------------------------------------------------------------
Community Descriptions
----------------------------------------------------------------

  The  following  paragraphs contain descriptions of each of the four properties  comprising the  Partnership's portfolio. Unless
otherwise  indicated, information  provided  herein  is  as   of
December 31, 1996.

Fairlane East, Dearborn, Michigan

  Fairlane East is a 244-unit conventional property, located in Dearborn, Michigan. Fairlane East was built in 1973 and consists of 26 buildings. The buildings are wood framed constructed with brick and wood trim. The property is located on Rotunda Road. To the north is single-family residential, to the east is industrial, to the south is the Ford Land Development Maintenance Center, and to the west is a retirement center and the Ford World Headquarters. Fairlane East is convenient to shopping, restaurants, churches, and public transportation. Amenities include a washer and dryer in each unit, a swimming pool and a clubhouse. Average occupancy was 98% in 1996 and 99% in 1995.

  Property improvements completed for the year ended December 31, 1996 primarily include fence and deck replacements, carpet, vinyl floor and appliance replacements, HVAC repairs and replacements, structural repairs, roof replacements, asphalt repairs, sidewalks and curb replacements, interior and exterior painting, cabinet and counter replacements, and landscaping improvements.

The Landings, Indianapolis, Indiana

  The Landings is a 150-unit property located in northeastern Indianapolis, Indiana. The property is approximately 15 minutes from the downtown business district. The Landings is located at 78th Street and Keystone Avenue between the popular areas of Keystone at the Crossing and Broad Ripple, and is convenient to shopping, entertainment, parks, major thoroughfares, and public transportation. The property was built in 1974 and consists of nine wood frame constructed buildings with brick and aluminum siding and wood trim. The property is located on 27.3 acres along the White River and surrounds a lake that opens to the White River. Amenities include a clubhouse with party and billiard room, boat launch ramp to the river, boat storage, a sand volleyball court, two lighted tennis courts, a basketball court area, and a swimming pool. Average occupancy was 94% in 1996 and 1995.

  Project improvements completed for the year ended December 31, 1996 primarily include carpet, vinyl floor and appliance replacements, balcony replacements, landscaping, asphalt repairs, HVAC repairs and replacements, structural repairs, and exterior and interior painting.

----------------------------------------------------------------
Community Descriptions
----------------------------------------------------------------

Raven Hill, Burnsville, Minnesota

  Raven Hill is a 304-unit apartment community located in Burnsville, Minnesota, a suburb south of Minneapolis. It is convenient to the Minneapolis central business district, as well as the suburban employment centers of the Twin Cities of Minneapolis and St. Paul. The property was built in 1971 and is one of the older communities in its submarket. Amenities include two guest suites, indoor and outdoor swimming pools, a spa, tennis courts, an indoor racquetball court, and two entertainment centers. Average occupancy was 93% in 1996 and 95% in 1995.

  Property improvements completed for the year ended December 31, 1996 primarily include roof replacements, window and siding replacement, refurbishment of indoor pool/spa areas, exercise equipment, resurfacing of racquetball courts, parking lot repairs, carpet and vinyl replacements, appliance painting and replacements, interior painting, door replacements, boiler repairs, structural repairs, plumbing repairs, landscaping improvements, air conditioner replacements, ventilator fans, and elevator improvements.

Shadow Oaks, Tampa, Florida

  Shadow  Oaks  is  a 200-unit apartment community built in 1984 and is located in a neighborhood consisting of middle- and upper-middle-class single-family homes close to various commercial centers. Shadow Oaks is located in northeast Tampa, between the University of South Florida and Carrollwood areas. Amenities include playground, pool, whirlpool, tennis court, picnic area, volleyball court, and laundry facilities. There has been significant building of apartments in Tampa and the surrounding area and, as a result, Shadow Oaks competes for residents with a considerable number of newer apartment developments located in nearby neighborhoods. Average occupancy was 92% in 1996 and 1995.

 Property improvements completed for the year ended December 31, 1996 primarily include carpet, vinyl floor and appliance replacements, roof repairs, exterior structural repairs, interior painting, furniture, construction of retention bank, HVAC repairs and replacement, lighting supplies, pool improvements, and landscaping improvements.

------------------------------------------------------------------------------------------------------------------------
Average Occupancy
------------------------------------------------------------------------------------------------------------------------
The average occupancy for each of the four investment properties is shown in the following chart:

                                             Average                    For the Quarter Ended                Average
Property/                     Acquisition   Occupancy      _______________________________________________  Occupancy
Location                         Date         1995           3/31/96     6/30/96     9/30/96     12/31/96      1996
------------------------------------------------------------------------------------------------------------------------
Fairlane East                  12/23/85        99%             97%         98%         97%          98%         98%
Dearborn, Michigan

The Landings                   10/31/84        94%             91%         96%         96%          92%         94%
Indianapolis, Indiana

Raven Hill                     12/24/86        95%             92%         95%         92%          92%         93%
Burnsville, Minnesota

Shadow Oaks                     2/07/85        92%             93%         92%         93%          90%         92%
Tampa, Florida
------------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                    1996 Operating Results  (in thousands)
                                                     ___________________________________________________________________

                            Average Rent Collected<F1>                           NOI
                             -----------------------                       Before Property                       NOI
Property/             No. of   December  December    Apartment  Apartment   Improvements     Property          Before
Location              Units      1996      1995      Revenues   Expenses   & Debt Service  Improvements<F2> Debt Service
------------------------------------------------------------------------------------------------------------------------
Fairlane East           244      $933      $889       $2,651     $1,061        $1,590         $  343          $1,247
Dearborn, Michigan

The Landings            150      $589      $560        1,035        534           501            133             368
Indianapolis, Indiana

Raven Hill              304      $688      $664        2,432      1,387         1,045            482             563
Burnsville, Minnesota

Shadow Oaks             200      $449      $415        1,069        582           487             88             399
Tampa, Florida
------------------------------------------------------------------------------------------------------------------------
       Total            898                           $7,187     $3,564        $3,623         $1,046          $2,577
========================================================================================================================

<F1>  Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2>  Represents total property improvement costs, including capitalized costs, incurred totaling $740,000 during 1996.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

  The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of December 31, 1996, and its consolidated results of operations and cash flows for the three years ended December 31, 1996, 1995 and 1994. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Annual Report.

Recent Developments

  On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender") in which the affiliate acquired 4,997 assignee units of limited partnership of ORP ("Assignee Units") at a price of $332 per Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender has been extended to December 31, 1997 with respect to the purchase of up to 600 additional Assignee Units. Since July 1995, ORP has purchased, in the aggregate, 1,057 Assignee Units.

Liquidity and Capital Resources

  Current Position. At December 31, 1996, ORP held $1,560,000 in cash and cash equivalents and the working capital reserve, compared to $1,765,000 at December 31, 1995. The decrease of $205,000 is primarily attributable to increases in property net operating incomes offset by: (i) the distributions made on February 29, 1996 and August 29, 1996 to Partners of record as of December 31, 1995 and June 30, 1996 totaling $189,000 and $187,000, respectively, (ii) the purchase of Assignee Units during the year ended December 31, 1996 totaling $156,000, and
(iii) the payment of administrative costs for the year ended December 31, 1996 totaling $142,000.

  Other Assets shown on the accompanying consolidated Balance Sheet increased by $58,000 to $973,000 at December 31, 1996 from $915,000 at December 31, 1995. The increase in Other Assets is primarily a result of an increase in other receivables and escrows. Other Assets include primarily a Liquidity Reserve
Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Partnerships totaling $810,000. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $89,000 and $74,000, respectively, are also included in Other Assets.

  Unamortized deferred costs related to organization and refinancing costs (discussed in prior reports) at December 31, 1996 were $522,000, compared to $620,000 at December 31, 1995.
These costs are being amortized over the term of the mortgages.

  Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $1,046,000 were made for the year ended December 31, 1996, compared to $857,000 for the same period in 1995. Of the $1,046,000 of property improvements, $740,000 was capitalized for financial statement purposes for the year ended December 31, 1996, compared to $602,000 of the $857,000 of property improvements for the same period in 1995.

  Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of December 31, 1996 and December 31, 1995, deferred property management fees to NHP amounted to $411,000 and $268,000, respectively, and are reflected as Due to Affiliates in the financial statements.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
Results of Operations

  The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by each of the four investment properties for the year ended December 31, 1996, as compared to the years ended December 31, 1995 and 1994, is as follows:

-----------------------------------------------------------------
                                             (in thousands)
Property                                1996      1995      1994
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan     $1,590    $1,560    $1,414
The Landings, Indianapolis, Indiana      501       462       520
Raven Hill, Burnsville, Minnesota      1,045       990       816
Shadow Oaks, Tampa, Florida              487       451       499
-----------------------------------------------------------------
   Total Net Operating Income         $3,623    $3,463    $3,249
=================================================================

  In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by the Partnership in 1996 increased by 4.6% compared to 1995. Set forth below is a discussion of the properties which compares their respective operations for the years ended December 31, 1996, 1995 and 1994.

1996 vs. 1995

Fairlane East

  Fairlane East's net operating income for the year ended December 31, 1996 increased by 1.9% from the same period in 1995 due to a 3.1% increase in revenues and a 4.8% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance, operating, administrative, and marketing expenses. Average occupancy for the year ended December 31, 1996 decreased to 98% from 99% in 1995. During 1996, the Partnership expended $343,000 on property improvements, including $270,000 capitalized for accounting purposes.

The Landings

  The Landings' net operating income for the year ended December 31, 1996 increased by 8.4% from the same period in 1995 due to a 4.1% increase in revenues and less than 1% increase in apartment expenses. The Indianapolis rental housing market remained strong for most of 1996. The outlook of the local economy continues to be generally favorable, although the rental market has began to show some softness. Average occupancy in 1996 and 1995 was 94%. During 1996, the Partnership expended $133,000 on property improvements, including $87,000 capitalized for accounting purposes.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Raven Hill

  Raven Hill's net operating income for the year ended December 31, 1996 increased by 5.6% from the same period in 1995 due to a 5% increase in revenues and a 4.6% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance and operating expenses and property taxes, offset by a decrease in administrative expenses. Average occupancy for the year ended December 31, 1996 decreased to 93% from 95% in 1995. The Partnership expended $482,000 for property improvements during 1996, including $338,000 capitalized for accounting purposes.

Shadow Oaks

  Shadow Oaks' net operating income for the year ended December 31, 1996 increased by 8% from the same period in 1995 due to a 5.5% increase in revenues and a 3.6% increase in apartment
expenses.  The   increase  in  apartment  expenses  is  primarily
attributable to an increase in maintenance and operating expenses, offset by a decrease in administrative expenses and property taxes. The oversupply of housing in the area's submarket continues to impact the Shadow Oaks community. Average occupancy in 1996 and 1995 was 92%. During 1996, the Partnership expended $88,000 on property improvements, including $45,000 capitalized for accounting purposes.

1995 vs. 1994

Fairlane East

  Fairlane East's net operating income for the year ended December 31, 1995 increased by 10.3% from the same period in 1994 due to a 3.6% increase in revenues and a 5.2% decrease in apartment expenses. The increase in revenues was attributed to a stronger economy in the Dearborn, Michigan area due to commercial development. The decrease in apartment expenses was primarily attributable to a decrease in maintenance, administrative and marketing expenses and property taxes. Average occupancy for the year ended December 31, 1995 increased to 99% from 96% in 1994. The competitive services and rental rates, along with impressive curb appeal, were contributing factors to the improvement in occupancy. During 1995, the Partnership expended $422,000 on property improvements, including $348,000 capitalized for accounting purposes.

The Landings

  The Landings' net operating income for the year ended  December
31, 1995 decreased by 11% from the same period in 1994 due  to  a
1.2%  increase in revenues  and  a 14.9% increase  in   apartment

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

expenses. The increase in apartment expenses was primarily attributable to an increase in property taxes and maintenance and operating expenses. The property taxes in 1994 included a refund for approximately $13,000 due to a successful appeal of the prior year's taxes. Average occupancy for the year ended December 31, 1995 decreased to 94% from 96% in 1994. During 1995, the Partnership expended $111,000 on property improvements, including $73,000 capitalized for accounting purposes.

Raven Hill

  Raven Hill's net operating income for the year ended December 31, 1995 increased by 21.3% from the same period in 1994 due to an 8.8% increase in revenues and a 1% increase in apartment expenses. The slight increase in apartment expenses was primarily attributable to an increase in maintenance expenses. Average occupancy in 1995 and 1994 was 95%. The Partnership expended $238,000 for property improvements during 1995, including $126,000 capitalized for accounting purposes.

Shadow Oaks

  Shadow Oaks' net operating income for the year ended December 31, 1995 decreased by 9.6% from the same period in 1994 due to a 1.3% decrease in revenues and a 6.5% increase in apartment expenses. The increase in apartment expenses was attributable to an increase in maintenance, operating and administrative expenses. The oversupply of housing in the area's submarket continued to impact the Shadow Oaks community. The average occupancy in 1995 decreased by one percentage point to 92%, compared to 93% in 1994. Management believed the decrease in occupancy rates during 1995 was the result of increased home buying in the Tampa area. During 1995, the Partnership expended $86,000 on property improvements, including $55,000 capitalized for accounting purposes.

1994 vs. 1993

Fairlane East

  Fairlane East's net operating income for the year ended December 31, 1994 decreased by 2.8% from the same period in 1993 due to a 3% increase in revenues and an 11.8% increase in apartment expenses. The increase in revenues was attributed to a stronger economy in the Dearborn, Michigan area due to new commercial development. In the Detroit metropolitan area, population growth and unemployment rates improved during 1994. The increase in apartment expenses was attributable to an increase in property taxes and maintenance expenses. The competitive services and rental rates, along with impressive curb appeal, were contributing factors to the improvement in occupancy. Average occupancy in 1994 increased to 96% from 95% in 1993. During 1994, the Partnership expended $343,000 on property improvements, including $283,000 capitalized for

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

accounting purposes. Of the $343,000 in improvements, the temporary Engineering/Capital Replacement Reserve Subaccount established at the closing of the refinancing totaling $168,000 was used in full to pay for required property improvements made in 1994. The remaining cost of property improvements totaling $175,000 was paid from the operations of the property in 1994.

The Landings

  The Landings' net operating income for the year ended December 31, 1994 increased by 17.4% from the same period in 1993 due to a 3.2% increase in revenues and a 9.1% decrease in apartment expenses. The decrease in apartment expenses was primarily attributable to a decrease in property taxes and maintenance and operating expenses. Average occupancy in 1994 and 1993 was 96%. The Indianapolis rental housing market remained strong in 1994, as compared to the previous three years. Indianapolis experienced solid population and employment growth during 1994. During 1994, the Partnership expended $154,000 on property improvements, including $105,000 capitalized for accounting purposes. Of the $154,000 in improvements, the temporary Engineering/Capital Replacement Reserve subaccount established at the closing of the refinancing totaling $48,000, was used in full to pay for required property improvements made in 1994. The remaining cost of property improvements totaling $107,000, was paid from the operations of the property in 1994.

Raven Hill

  Raven Hill's net operating income for the year ended December 31, 1994 decreased by 7.7% from the same period in 1993 due to a 2.3% increase in revenues and a 9.7% increase in apartment expenses. The increase in apartment expenses was primarily attributable to an increase in property taxes and maintenance and administrative expenses. Occupancy in 1994 increased to 95% from 92% in 1993. The Partnership expended $539,000 for property improvements during 1994, including $350,000 that was capitalized for accounting purposes. Of the $539,000 in improvements, the temporary Engineering/Capital Replacement Reserve Subaccount established at the closing of the refinancing totaling $198,000 was used in full to pay for required property improvements made in 1994. The remaining cost of property improvements totaling $340,000, was paid from the operations of the property in 1994.

Shadow Oaks

  Shadow Oaks' net operating income for the year ended December 31, 1994 increased by 7.8% from the same period in 1993 due to a 4.3% increase in revenues and an 1.1% increase in apartment expenses. The oversupply of housing in the area's submarket continued to impact the Shadow Oaks community. The average occupancy in 1994 decreased by 2 percentage points to 93%, compared to 95% in 1993. Occupancy rates decreased from 96% for

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

the quarter ended March 31, 1994 to 87% for the quarter ended December 31, 1994. Management believed that the decrease in occupancy rates during 1994 was the result of increased home buying in the Tampa area. The Shadow Oaks property continued its resident retention program in 1994 in an effort to remain competitive in the market. During 1994, the Partnership expended $70,000 on property improvements, including $37,000 that was capitalized for accounting purposes. A temporary Engineering/ Capital Replacement Reserve Subaccount was established at closing for all properties except Shadow Oaks to pay for necessary capital improvements identified during the lender's due diligence review of the property.

Consolidated Statements of Operations-Other Income and Deductions

  Other income was $312,000, $228,000 and $219,000, respectively, for the years ended December 31, 1996, 1995 and 1994. The increase was primarily due to an increase in interest earned on certain escrow accounts.

  The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $1,786,000, $1,812,000 and $1,929,000, respectively, and principal incurred was $330,000, $304,000 and $187,000, respectively, for the years ended December 31, 1996, 1995 and 1994.

  Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $1,133,000, $1,097,000 and $1,053,000,
respectively. Amortization expense for the years ended December 31, 1996 and 1995 was $98,000 and 1994 was $100,000.
Depreciation expense increased due to the addition of capitalized property improvements during the years ended December 31, 1996, 1995 and 1994.

  For the years ended December 31, 1996, 1995 and 1994, of the total property improvements in the aggregate amount of $1,046,000, $857,000 and $1,106,000, respectively, $306,000,
$255,000 and $332,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $740,000, $602,000 and $775,000, respectively, were capitalized for financial statement purposes.

  Interest income for the years ended December 31, 1996, 1995 and
1994   was  $78,000,  $101,000  and  $84,000,  respectively.  The decrease was primarily due to a decrease in cash and cash equivalents during 1996, as compared to 1995.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

  ORP's administrative expenses for the years ended December 31, 1996, 1995 and 1994 were $184,000, $209,000 and $150,000, respectively.

  In the aggregate, the net income, after debt service, refurbishment expenses, and other deductions, reported by ORP for the year ended December 31, 1996 increased by $378,000, or 205.4%, from a $184,000 loss at December 31, 1995, to a $194,000 profit at December 31, 1996. The increase is primarily attributed to a reduction of $277,000 in fees and expenses incurred in 1995 in connection with securities filings and related communications with its partners required by ORP in response to certain tender offers and in defense and settlement of a lawsuit initiated by a partner (discussed in prior reports).

-----------------------------------------------------------------
Report of Independent Accountants
-----------------------------------------------------------------

To  the  Partners and Assignee Unit Holders of Oxford Residential
Properties I Limited Partnership:

  We have audited the accompanying consolidated balance sheets of Oxford Residential Properties I Limited Partnership and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                     /s/ Coopers & Lybrand L.L.P.
                                     ----------------------------
                                     Coopers & Lybrand L.L.P.

Washington, D.C.
February 4, 1997

Oxford Residential Properties I Limited Partnership and Subsidiaries

--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
--------------------------------------------------------------------
December 31,                                     1996        1995
--------------------------------------------------------------------
Assets
Investment properties, at cost
  Land                                         $ 3,681     $ 3,681
  Buildings and improvements, net of
    accumulated depreciation of $13,656
    and $12,523, respectively                   20,989      21,382
--------------------------------------------------------------------
      Total Investment Properties               24,670      25,063
--------------------------------------------------------------------
Cash and cash equivalents                        1,106         931
Working capital reserve                            454         834
Tenant security deposits                           135         121
Deferred costs, net of amortization of
  $2,395 and $2,297, respectively                  522         620
Other assets                                       973         915
--------------------------------------------------------------------
                                                 3,190       3,421
--------------------------------------------------------------------
      Total Assets                             $27,860     $28,484
====================================================================
Liabilities and Partners' Capital
Liabilities
  Mortgage notes payable                       $21,501     $21,828
  Accounts payable and accrued expenses            472         568
  Distributions payable                            185         189
  Due to affiliates                                411         268
  Tenant security deposits                         135         121
--------------------------------------------------------------------
      Total Liabilities                         22,704      22,974
--------------------------------------------------------------------
Commitments and contingencies (Notes 9 and 10)

Partners' Capital
  General Partners                             (1,040)     (1,044)
  Assignor Limited Partner                          1           1
  Assignee Unit Holders (25,714 Assignee
    Units issued and 24,657 outstanding
    for 1996; 25,714 Assignee Units issued
    and 25,186 outstanding for 1995)             6,195       6,553
--------------------------------------------------------------------
      Total Partners' Capital                    5,156       5,510
--------------------------------------------------------------------
      Total Liabilities and Partners' Capital  $27,860     $28,484
====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries

--------------------------------------------------------------------
Consolidated  Statements of Operations (in thousands, except Net
  Income (Loss) per Assignee Unit and Weighted average number of
  Assignee Units Outstanding)
--------------------------------------------------------------------
For the Years Ended December 31,           1996      1995     1994
--------------------------------------------------------------------
Apartment Revenues
  Rental income                          $ 6,875   $ 6,667  $ 6,400
  Other income                               312       228      219
--------------------------------------------------------------------
    Total Apartment Revenues               7,187     6,895    6,619
--------------------------------------------------------------------
Apartment Expenses
  Maintenance                              1,183     1,122    1,081
  Operating                                  633       583      540
  Administrative                             433       467      452
  Property management fees                   356       342      329
  Property taxes                             851       815      857
  Marketing                                  108       103      111
--------------------------------------------------------------------
    Total Apartment Expenses               3,564     3,432    3,370
--------------------------------------------------------------------
Net Operating Income                       3,623     3,463    3,249
--------------------------------------------------------------------
Other Deductions
  Interest expense                         1,786     1,812    1,929
  Depreciation and amortization            1,231     1,195    1,153
  Refurbishment expenses                     306       255      332
  Interest income                            (78)     (101)     (84)
  Partnership administrative expenses        184       209      150
  Litigation and tender compliance             0       277        0
--------------------------------------------------------------------
    Total Other Deductions                 3,429     3,647    3,480
--------------------------------------------------------------------
Income (Loss) Before Extraordinary Item  $   194   $  (184) $  (231)
====================================================================
Extraordinary Gain from Debt Forgiveness $     0   $     0  $   169
--------------------------------------------------------------------
Net Income (Loss)                        $   194   $  (184) $   (62)
====================================================================
Net Income (Loss) Allocated to Assignee
  Unit Holders                           $   190   $  (180) $   (61)
====================================================================
Income (Loss) Before Extraordinary Item
  per Assignee Unit                      $  7.63   $ (7.07) $ (8.82)
====================================================================
Net Income (Loss) per Assignee Unit      $  7.63   $ (7.07) $ (2.37)
====================================================================
Weighted Average Number of Assignee
  Units Outstanding                       24,940    25,515   25,714
====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries

--------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
--------------------------------------------------------------------
                                   Limited Partners'
                                      Interests
                                  ------------------
                                  Assignee Assignor
For the Years Ended December 31,    Unit   Limited  General
1996, 1995 and 1994               Holders  Partner  Partners  Total
--------------------------------------------------------------------
Balance, January 1, 1994           $7,547     $1   $(1,039)  $6,509
--------------------------------------------------------------------

Net loss                              (61)     0        (1)     (62)
Distributions to Assignee Unit
  Holders                            (257)     0         0     (257)

--------------------------------------------------------------------
Balance, December 31, 1994          7,229      1    (1,040)   6,190
--------------------------------------------------------------------

Net loss                             (180)     0        (4)    (184)
Distributions to Assignee Unit
  Holders                            (318)     0         0     (318)
Purchase of Units                    (178)     0         0     (178)

--------------------------------------------------------------------
Balance, December 31, 1995          6,553      1    (1,044)   5,510
--------------------------------------------------------------------

Net income                            190      0         4      194
Distributions to Assignee Unit
  Holders                            (372)     0         0     (372)
Purchase of Units                    (176)     0         0     (176)

--------------------------------------------------------------------
Balance, December 31, 1996         $6,195     $1   $(1,040)  $5,156
====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries

--------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------
For the Years Ended December 31,            1996     1995     1994
--------------------------------------------------------------------
Operating activities
  Net income (loss)                       $  194    $ (184)  $  (62)
  Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
    Depreciation and amortization          1,231     1,195    1,153
    Gain from Debt Forgiveness                 0         0     (169)
  Changes in assets and liabilities:
    Tenant security deposits liability        14        29       41
    Tenant security deposits                 (14)      (29)     (41)
    Other assets                             (58)     (168)    (262)
    Accounts payable and accrued expenses    (96)       23      (14)
    Due to affiliates                        143       137      131
--------------------------------------------------------------------
Net cash provided by operating activities  1,414     1,003      777
--------------------------------------------------------------------

Investing activities
  Working capital reserve                    380       (42)    (298)
  Additions to investment properties        (740)     (603)    (775)
  Sale of land                                 0         2        0
--------------------------------------------------------------------
Net cash used in investing activities       (360)     (643)  (1,073)
--------------------------------------------------------------------

Financing activities
  Refinancing proceeds                         0         0   22,362
  Distributions paid                        (376)     (257)    (386)
  Refinancing costs                            0         0     (606)
  Subordinated management fees paid            0         0     (902)
  Mortgage principal paid                   (327)     (301) (19,657)
  Purchase of Assignee Units                (176)     (178)       0
--------------------------------------------------------------------
Net cash (used in) provided by financing
  activities                                (879)     (736)     811
--------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                175      (376)     515
Cash and cash equivalents,
  beginning of year                          931     1,307      792
--------------------------------------------------------------------
Cash and cash equivalents, end of year    $1,106    $  931  $ 1,307
====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Partnership Organization

  Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") was formed under the Maryland Revised Uniform Limited Partnership Act on January 19, 1984, to acquire, own and operate residential properties. The Partnership began operations in September 1984 and will continue until December 31, 2027, unless terminated earlier under the provisions of the Partnership Agreement.

  The General Partners of the Partnership are Oxford Residential Properties I Corporation and Oxford Fund I Limited Partnership. Oxford Residential Properties I Corporation serves as the Managing General Partner, and Oxford Fund I Limited Partnership serves as Associate General Partner. ORP I Assignor Corporation, the Assignor Limited Partner, has assigned the ownership of its limited partnership interests (including ORP I Assignor Corporation's rights to a percentage of the income, gains, losses, deductions, and distributions of the Partnership) to the purchasers of Assignee Units on the basis of one unit of limited partnership interest for one Assignee Unit. The General Partners and the Assignor Limited Partner are affiliated through common ownership. The Partnership's net profit or loss is allocated to the Assignee Unit Holders and partners in accordance with the Partnership Agreement.

  The Partnership sold $25,714,000 in Assignee Unit interests in a public offering that concluded in October 1985. There is currently no established public market in which the Assignee Units are traded. On June 20, 1995, ORP advised Assignee Unit Holders that it would purchase on a "first come, first served" basis at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender has been extended to December 31, 1997 with respect to the purchase of up to 600 additional Assignee Units. Since July 1995, ORP has purchased, in the aggregate, 1,057 Assignee Units.

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

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

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

  Depreciation and amortization. For financial reporting purposes, depreciation of buildings and improvements is calculated based upon cost less the estimated salvage value on a straight-line basis over the estimated useful life of the property of 25 years. Personal property is depreciated on a straight-line basis over five years. For income tax reporting purposes, depreciation of buildings, improvements, and personal property is calculated using the accelerated cost recovery methods, as provided in Section 168 of the Internal Revenue Code.

  Deferred costs. Deferred costs reflect financing fees which are amortized on a straight-line basis over the life of the respective loan agreements for both financial and income tax reporting purposes.

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

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

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

  Statements of cash flows. Since the consolidated statements of cash flows are intended to reflect only cash receipts and cash payment activity, the statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This noncash activity consists of distributions payable of $185,000, $189,000 and $129,000 at December 31, 1996, 1995 and 1994,
respectively.

  Interest on mortgage loans paid in 1996, 1995 and 1994 was $1,789,000, $1,814,000 and $1,763,000, respectively.

  Cash  and  cash equivalents.  Cash and cash equivalents consist of  all  demand deposits and government money market funds stated
at   cost,   which  approximates  market  value,  with   original
maturities of three months or less.

Note 3.  Working Capital Reserve

  Working Capital Reserve. The Partnership established an initial working capital reserve in the amount of $1,286,000 in 1985 from net offering proceeds received in excess of investment properties acquired. Funds in the reserve, which are invested in United States Treasury Bills, are stated at cost, which approximates market value. The Partnership Agreement permits additions to the reserve of such amounts derived from the operations of residential properties as deemed advisable by the Managing General Partner. All funds held in the working capital reserve will be available to fund renovations and repairs, operating deficits, and other contingencies of the residential properties. Funds held in the working capital reserve also can be used to supplement distributions to the Assignee Unit Holders. The balance at December 31, 1996 was $454,000.

----------------------------------------------------------------
Notes to Consolidated Financial Statements
----------------------------------------------------------------
Note 4.  Investment Properties

Information  regarding  the four investment properties is listed below.
----------------------------------------------------------------

Schedule of Carrying Values (in thousands)
----------------------------------------------------------------
                       Date of    Purchase   Carrying   No. of
     Property        Acquisition   Price     Values<F1>  Units
----------------------------------------------------------------
Fairlane East
Dearborn, Michigan     12/23/85   $12,100    $ 9,397      244

The Landings
Indianapolis, Indiana  10/31/84     4,050      3,130      150

Raven Hill
Burnsville, Minnesota  12/24/86    12,159      7,108      304

Shadow Oaks
Tampa, Florida          2/07/85     7,138      5,035      200
                                 -------------------------------
                                  $35,447    $24,670      898
                                 ===============================
----------------------------------------------------------------
Reconciliation of Real Estate (in thousands)
----------------------------------------------------------------
For the Years Ended December 31,      1996      1995      1994
----------------------------------------------------------------
Balance, beginning of period        $37,586   $36,985   $36,210

Sale of Land                              0        (2)        0

Capitalized Improvements                740       603       775
                                    ----------------------------
Balance, end of period              $38,326   $37,586   $36,985
                                    ============================
----------------------------------------------------------------
Reconciliation of Accumulated Depreciation (in thousands)
----------------------------------------------------------------
For the Years Ended December 31,      1996      1995      1994
----------------------------------------------------------------
Balance, beginning of period        $12,523   $11,426   $10,373

Depreciation expense for period       1,133     1,097     1,053
                                    ----------------------------
Balance, end of period              $13,656   $12,523   $11,426
                                    ============================
----------------------------------------------------------------

<F1> All  of the properties were appraised by Blake & Associates
     in September  1993  in   connection  with   the   portfolio
     refinancing. The aggregate appraised value of the properties was $30,000,000. The carrying value represents land and building, including capitalized improvements to date, less accumulated depreciation to date.

----------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
----------------------------------------------------------------------------------------------------------------------------------
Note 4.  Investment Properties (continued)

For the Year Ended December 31, 1996 (in thousands)
                                                     Cost                                                               Life upon
                                                  Capitalized                                                             which
                                  Initial Cost     Subsequent   Gross Amount Carried at                                Depreciation
                                 to Partnership  to Acquisition    Close of Period<F1>                                      in
                               ----------------- -------------- ------------------------                              Latest Income
                                                                                                                         Statement
                                                 Improvements                                                               is
                                     Buildings &      &               Buildings &             Accumulated Date of  Date  Computed
Description      Encumbrances  Land Improvements Adjustments<F2> Land Improvements Total<F3> Depreciation Const. Acquired (Years)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        < c>
Fairlane East Apts.  $ 9,879  $1,251  $11,159      $ 1,941     $1,251   $13,100    $14,351     $ 4,955    1972   12/23/85    5-25
Dearborn, Michigan
(244 units - garden
apartments)

Landings               3,257     552    3,594          780        562     4,364      4,926       1,796    1974   10/31/84    5-25
Indianapolis, Indiana
(150 units - garden
apartments)

Raven Hill Apts.       4,976     909   11,603       (1,338)<F4>   909    10,267     11,176       4,067    1974   12/24/86    5-25
Burnsville, Minnesota
(304 units - garden
apartments)

Shadow Oaks Apts.      3,389     962    6,636          278        959     6,914      7,873       2,838    1984    2/07/85    5-25
Tampa, Florida
(200 units -
garden apartments)
                     ---------------------------------------------------------------------------------
TOTAL                $21,501  $3,674  $32,992      $ 1,661     $3,681   $34,645    $38,326     $13,656
                     =================================================================================
______________________________________________________

<F1> No material intercompany profits are included in the carrying value of real estate apartment properties.
<F2> Net of seller guarantee payments.
<F3> The aggregate cost for federal income tax purposes is $41,432,000.
<F4> Includes a reduction in carrying value of $2,840,000 recorded in 1991.

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

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

  Sale or refinance proceeds have been defined to be all cash receipts arising from such transaction less expenses of the transaction, the repayment of all related debt, including the mortgage loan, the payments of any previously subordinated property management fees, and the payments to fund reserves.

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

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

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

  (3) any remaining losses will be allocated 98% to Assignee Unit
      Holders  and  2% to  the  General Partners and the Assignor
      Limited Partner.

Note 6.  Mortgage Notes Payable

  Effective January 12, 1994, separate mortgage loans were made to each of the four new ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of December 31, 1996, the total outstanding balance of the four mortgage notes payable was $21,501,000. The properties are in compliance with their respective loan agreements as of December 31, 1996.

The  individual outstanding mortgage notes payable as of December
31, 1996 and monthly debt service are as follows:

-----------------------------------------------------------------
Property Collateralizing Debt       Outstanding     Monthly
(in thousands)                        Mortgage  Debt Service<F1>
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan      $ 9,879         $ 81
The Landings, Indianapolis, Indiana      3,257           26
Raven Hill, Burnsville, Minnesota        4,976           41
Shadow Oaks, Tampa, Florida              3,389           28
-----------------------------------------------------------------
                                       $21,501         $176
=================================================================

<F1> Includes principal and interest.

Principal amortization (in thousands) over the next five years is as follows:

                      Year        Amortization
                      ----        ------------
                      1997            $355
                      1998            $386
                      1999            $419
                      2000            $455
                      2001            $493

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

  The mortgage notes require the establishment and maintenance of escrow subaccounts for each property. These subaccounts are the Basic Carrying Costs Subaccount, the Debt Service Payment Subaccount, the Recurring Replacement Reserve Subaccount, the Operations and Maintenance Expense Subaccount, the Liquidity Reserve Subaccount, and the Curtailment Reserve Subaccount. The Basic Carrying Costs Subaccount and Liquidity Reserve Subaccount were initially funded in full out of loan proceeds for all properties at the mortgage closing. A temporary Engineering/Capital Replacement Reserve Subaccount was also established at closing for all properties, except Shadow Oaks, to pay for necessary capital improvements identified during the lender's due diligence review of the properties. The permanent subaccounts, except the Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount, will hereafter be directly funded and maintained monthly, as needed, from property income (except security deposits), in accordance with formulas established in the loan agreement and based on expenditures required in the following month. The Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount would be established if the borrowers have not provided a written commitment for the refinancing of the existing loans on or before six months prior to the maturity dates of the existing loans. The subaccounts will be funded monthly in the order listed above, except for certain changes that may occur in the year prior to maturity of the respective loans. Excess income from each property will be distributed to the applicable borrower after all subaccounts that must be funded at that time have been fully funded in the given month, according to the terms of the Loan Agreement. As of December 31, 1996, the escrow subaccounts total $810,000 and are included in Other Assets in the accompanying Consolidated Balance Sheets.

  The mortgage notes prohibit secondary financing unless specifically approved by the lender or specified in the loan documents. In addition, the mortgage notes prohibit prepayment before five years and impose a prepayment penalty equal to the greater of 1% or the Yield Maintenance Premium (as defined in the Loan Agreement) for prepayments during the sixth and seventh years. After the seventh year, prepayment is allowed with no prepayment penalty.

  In general, the loans are nonrecourse. ORP One L.L.C. and ORP Corporation I, ORP Two L.L.C. and ORP Corporation II, ORP Three L.L.C. and ORP Corporation III, and ORP Four Limited Partnership and ORP Corporation IV have guaranteed payment of all clean-up costs if environmental contamination is subsequently discovered on their respective properties.

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 7.  Transactions with Affiliates

-----------------------------------------------------------------
                                          (in thousands)
December 31,                        1996       1995       1994
-----------------------------------------------------------------
Expense reimbursement               $ 56       $ 65       $ 58
Property management fees             356        342        329
-----------------------------------------------------------------
                                    $412       $407       $387
=================================================================

  The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

  Expense reimbursements are for affiliates' personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the years ended December 31, 1996, 1995 and 1994 were $56,000, $65,000 and
$58,000, respectively, for administrative and accounting related costs.

  Under the Property Management Agreements with NHP, Inc. and certain of its affiliates ("NHP"), the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $143,000, $137,000 and $131,000 for the years ended December 31, 1996, 1995 and 1994, respectively, have been deferred and are included in due to affiliates in the accompanying Consolidated Balance Sheets. NHP also has a separate services agreement with Oxford Realty Financial Group, Inc. ("ORFG"), pursuant to which ORFG provides certain services to NHP in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP from certain properties, including those owned by the Partnership.

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 8.  Taxable Loss

  A reconciliation of the major differences between net (income) loss for the consolidated financial statements and net (income) loss for tax purposes is as follows:

-----------------------------------------------------------------
                                            (in thousands)
December 31,                           1996      1995      1994
-----------------------------------------------------------------
Net (income) loss per consolidated
 financial statements                $ (194)   $  184    $   62
Excess tax depreciation                 507       510       607
-----------------------------------------------------------------
Net loss for tax reporting purposes  $  313    $  694    $  669
=================================================================
Per Assignee Unit:
Net (income) loss per consolidated
 financial statements                $(7.63)   $ 7.07    $ 2.37
Excess tax depreciation               19.92     19.58     23.13
-----------------------------------------------------------------
Net loss for tax reporting purposes  $12.29    $26.65    $25.50
=================================================================

Note 9.  Commitments and Contingencies

  The Partnership, through its subsidiaries, owns real estate and, as such, is subject to various environmental laws of Federal and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on its financial condition, results of operations, or liquidity, and based on reports from independent third parties, management does not believe it will have such an effect in the future. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties.

Note 10.  Subsequent Events

  NHP recently reported that its largest stockholders have entered into certain agreements to sell all of their stock in NHP to Apartment Investment and Management Company ("AIMCO"), a publicly-traded REIT, and that NHP ultimately may be merged into AIMCO. No assurance can be given by ORP that AIMCO will be retained to manage its properties following consummation of these transactions.

  On February 28, 1997, ORP made a quarterly cash distribution of $185,000 or $7.50 per Assignee Unit (1.5% per annum on the original $1,000 invested per Assignee Unit) to Assignee Unit
Holders of record as of December 31, 1996.

-----------------------------------------------------------------
Distribution Information
-----------------------------------------------------------------
The  following  table  sets  forth,  on  a  semiannual basis, all
distributions  declared  since  inception  of  the   Partnership.
                                       Amount Distributed<F1>
-----------------------------------------------------------------
       Six months ended<F1>     Per Assignee Unit  Investors<F2>
-----------------------------------------------------------------
1996
       December 31, 1996              $  7.50      $  184,928
       June 30, 1996                  $  7.50      $  187,095
-----------------------------------------------------------------
1995
       December 31, 1995              $  7.50      $  188,895
       June 30, 1995                  $  5.00      $  128,570
-----------------------------------------------------------------
1994
       December 31, 1994              $  5.00      $  128,570
       June 30, 1994                  $  5.00      $  128,570
-----------------------------------------------------------------
1993
       December 31, 1993              $ 10.00      $  257,140
       June 30, 1993                  $  0.00      $        0
-----------------------------------------------------------------
1992
       December 31, 1992              $  0.00      $        0
       June 30, 1992                  $  0.00      $        0
-----------------------------------------------------------------
1991
       December 31, 1991              $  0.00      $        0
       June 30, 1991                  $  0.00      $        0
-----------------------------------------------------------------
1990
       December 31, 1990              $  5.00      $  128,570
       June 30, 1990                  $  5.00      $  128,570
-----------------------------------------------------------------
1989
       December 31, 1989              $  5.00      $  128,570
       June 30, 1989                  $ 10.00      $  257,140
-----------------------------------------------------------------
1988
       December 31, 1988              $ 12.60      $  323,995
       June 30, 1988                  $ 12.40      $  318,854
-----------------------------------------------------------------
1987
       December 31, 1987              $ 20.37      $  523,775
       June 30, 1987                  $ 24.35      $  626,237
-----------------------------------------------------------------
1986
       December 31, 1986              $ 20.76      $  533,732
       June 30, 1986                  $ 25.00      $  642,880
-----------------------------------------------------------------



-----------------------------------------------------------------
Distribution Information
-----------------------------------------------------------------

1985   December 31, 1985<F3>          $ 12.93      $  332,381
-----------------------------------------------------------------
Total                                 $200.91      $5,148,472
=================================================================

<F1> Distributions in all cases were paid  in  the  second  month following the six-month period  to  which  the  distribution relates.
<F2> The  aggregate  amount   distributed   to  Investors   since
     inception is $5,148,472, or approximately 20%, of their original investment.
<F3> Assumes Investors were admitted in July 1985.

-----------------------------------------------------------------
General Partnership Information
-----------------------------------------------------------------

Advisor
Merrill Lynch, Hubbard Inc.
New York, New York

Selling Agent
Merrill Lynch, Pierce, Fenner & Smith, Incorporated
New York, New York

Legal Counsel
Shaw, Pittman, Potts & Trowbridge
Washington, D.C.

Independent Accountants
Coopers & Lybrand L.L.P.
Washington, D.C.

Transfer Agent and Registrar
MMS Escrow & Transfer Agency, Inc.
P.O. Box 7090
Troy, Michigan 48007-9921

Managing General Partner
Oxford Residential Properties I Corporation
7200 Wisconsin Avenue, 11th Floor
Bethesda, Maryland 20814

The Annual Report on Form 10-K for the Year Ended
December 31, 1996,  filed  with  Securities   and
Exchange  Commission,  is  available  to Assignee
Unit Holders and may be obtained by writing:

     Investor Services
     Oxford Residential Properties I Limited Partnership
     P.O. Box 7090
     Troy, Michigan  48007-9921
     (810) 614-4550

-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
Assignee Units
-----------------------------------------------------------------

Please follow the instructions below if you wish to reregister or transfer ownership of your Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") Assignee Units. No transfers or sales can be effected without the consent of the Managing General Partner and the completion of the proper documents.


  To cover the costs associated with processing transfers, MMS Escrow & Transfer Agency, Inc. ("MMS"), the transfer agent for ORP, charges $25 for each transfer of ORP Assignee Units between related parties, and $50 per seller for each transfer for consideration (sale). The only exception is a transfer to a surviving joint holder of Assignee Units when the other joint holder dies, in which case no fee is charged. MMS charges $150 for the conversion of Assignee Units into a limited partner interest.

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

-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
Assignee Units
-----------------------------------------------------------------

  The  Annual Report on Form 10-K for the year ended December 31,
  1996, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (810) 614-4550