Form 10-Q
period 1997-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1997-05-15
CIK 744786

=================================================================

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                     ----------------------
                            FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ___       THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

                               OR

 ___       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________
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

                          (301) 654-3100
        Registrant's telephone number, including area code:

Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Securities Registered Pursuant to Section 12(g) of the Act:
                         Assignee Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES /X/   NO / /.

There  is  no  public  trading market  for  the  Assignee  Units.
Therefore, the Assignee Units had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

Index to Exhibits is on page 3.
=================================================================

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The financial statements of the Partnership, and the notes thereto, are incorporated herein by reference to sequentially numbered pages 12 through 18 included in ORP's Quarterly Report
(Unaudited).

Item 2.  Management's   Discussion  and   Analysis  of  Financial
         Condition and Results of Operations.

     A discussion of ORP's financial condition and results of operations for the three-month period ended March 31, 1997, is incorporated herein by reference to sequentially numbered pages 6 through 11 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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

Item 3.  Defaults Upon Senior Securities.
     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
     None.

Item 5.  Other Information.
     None.

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits.

     For a list of Exhibits as required by Item 601 of Regulation
     S-K, see Exhibit Index on page 3 of this report.

     (b) Reports on Form 8-K.  None.

   No other items were applicable.

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(11) Statement regarding computation of per share earnings.

     The information to compute earnings per share is provided in the financial statements and notes thereto of the Oxford Residential Properties I Limited Partnership's Quarterly Report (Unaudited) to Assignee Unit Holders, attached as
     Exhibit 20 (sequentially numbered pages 12 through 18).

(20) Report furnished to security holders.

     Oxford  Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated March 31, 1997, follows on sequentially numbered pages 5 through 20 of this report.

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

              Oxford Residential Properties I Limited Partnership

                 By:  Oxford Residential Properties I Corporation
                      Managing General Partner of the registrant

Date: 05/15/97   By:  /s/ Richard R. Singleton
      -------         ------------------------------------------
                      Richard R. Singleton
                      Senior Vice President and
                        Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 05/15/97   By:  /s/ Leo E. Zickler
      --------        -------------------------------------------
                      Leo E. Zickler
                      Chairman of the Board of Directors and
                        Chief Executive Officer



Date: 05/15/97   By:  /s/ Francis P. Lavin
      -------         -------------------------------------------
                      Francis P. Lavin
                      President

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                         March 31, 1997





















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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of March 31, 1997, and its consolidated results of operations and cash flows for the quarter ended March 31, 1997. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender") in which the affiliate acquired 4,997 assignee units of limited partnership of ORP ("Assignee Units") at a price of $332 per
Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis, at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender has been extended to December 31, 1997 with respect to the purchase of up to 600 additional Assignee Units. Since June 20, 1995, ORP has purchased, in the aggregate, 1,057 Assignee Units. No Assignee Units were purchased by ORP during the quarter ended March 31, 1997.

Liquidity and Capital Resources

   Current Position. At March 31, 1997, ORP held $1,601,000 in cash and cash equivalents and the working capital reserve, compared to $1,560,000 at December 31, 1996. The increase of $41,000 is primarily attributable to increases in property net operating incomes offset by distributions made on March 1, 1997 to Partners of record as of December 31, 1996 totaling $185,000, and the payment of partnership administrative expenses during the quarter ended March 31, 1997 totaling $98,000.

   Other Assets shown on the accompanying consolidated Balance Sheet increased by $135,000 to $1,108,000 at March 31, 1997, from $973,000 at December 31, 1996. The increase in Other Assets is primarily a result of an increase in prepaid property insurance and the property tax escrow subaccount. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $828,000 at March 31, 1997. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
in the following months. Accounts Receivable and Prepaid Expenses totaling $83,000 and $197,000 at March 31, 1997, respectively, are also included in Other Assets.

   Unamortized  deferred  costs  relating  to  organization   and
refinancing costs (discussed in prior reports) at March 31,  1997 were $497,000, compared to $522,000 at December 31, 1996. These costs are being amortized over the term of the mortgages.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $115,000 were made for the quarter ended March 31, 1997, compared to $122,000 for the same period in 1996. Of the $115,000 of property improvements, $79,000 was capitalized for financial statement purposes for the quarter ended March 31, 1997, compared to $75,000 of the $122,000 of property improvements for the same period in 1996.

   Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of March 31, 1997 and December 31, 1996, deferred property management fees to NHP amounted to $447,000 and $411,000, respectively, and are reflected as Due to Affiliates in the financial statements.

Results of Operations
   The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is as follows:

-----------------------------------------------------------------
                                           (in thousands)
                                     Three months ended March 31,
                                     ----------------------------
Property                                 1997            1996
-----------------------------------------------------------------
Fairlane East, Dearborn, MI              $411            $386
The Landings, Indianapolis, IN            125             109
Raven Hill, Burnsville, MN                260             245
Shadow Oaks, Tampa, FL                    119             127
-----------------------------------------------------------------
   Total Net Operating Income            $915            $867
=================================================================

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

                Three months ended March 31, 1997
            versus three months ended March 31, 1996

   In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the quarter ended March 31, 1997, increased by 5.5% compared to the quarter ended March 31, 1996. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended March 31, 1997 and 1996.

Fairlane East

   Fairlane East's net operating income for the quarter ended March 31, 1997 increased by 6.5% from the same period in 1996 due to a 3.5% increase in revenues and a 1% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in maintenance, operating, administrative, and marketing expenses. Average occupancy for the quarter ended March 31, 1997 decreased to 96%, compared to 97% for the same period in 1996. The weighted average rent collected for the month ended March 31, 1997 increased by 4.6% to $941, compared to $900 for the same period in 1996. During the three-month period ended March 31, 1997, the Partnership expended $55,000 on property improvements, including $42,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1997, as compared to the year ended December 31, 1996.

The Landings

   The Landings' net operating income for the quarter ended March 31, 1997 increased by 14.7% from the same period in 1997 due to a 4.4% increase in revenues and a 3.6% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in maintenance expenses. The increase in revenues was primarily attributable to a 96% increase in other income offset by a 1.6% decrease in rental income. Average occupancy for the quarter ended March 31, 1997 decreased to 86%, compared to 91% for the same period in 1996. The decrease in occupancy level is primarily attributed to increased home buying and a decrease in the job market for the Landings area. The weighted average rent collected for the month ended March 31, 1997 increased by 3% to $581, compared to $564 for the same period in 1996. During the three-month period ended March 31, 1997, the Partnership expended $27,000 on property improvements, including $15,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1997, as compared to the year ended December 31, 1996.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Raven Hill

   Raven Hill's net operating income for the quarter ended March 31, 1997 increased by 6.1% from the same period in 1996 due to a 3.4% increase in revenues offset by a 1.6% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in operating and marketing expenses. Average occupancy for the quarter ended March 31, 1997 increased to 94%, compared to 92% for the same period in 1996. The weighted average rent collected for the month ended March 31, 1997 increased by less than 1% to $681, compared to $676 for the same period in 1996. During the three-month period ended March 31, 1997, the Partnership expended $19,000 for property improvements, including $10,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1997, as compared to the year ended December 31, 1996.

Shadow Oaks

   Shadow Oaks' net operating income for the quarter ended March 31, 1997 decreased by 6.3% from the same period in 1996 due to a 1.6% decrease in revenues and a 2.3% increase in apartment expenses. The decrease in revenues was primarily attributable to a 1% increase in rental income offset by a 30.3% decrease in other income. The increase in apartment expenses is primarily attributable to an increase in maintenance and operating expenses. The oversupply of housing in the area's submarket continues to impact the Shadow Oaks community. Average occupancy for the quarter ended March 31, 1997 increased to 94%, compared to 93% for the same period in 1996. The weighted average rent collected for the month ended March 31, 1997 increased by 7.4% to $466, compared to $434 for the same period in 1996. During the three-month period ended March 31, 1997, the Partnership expended $14,000 on property improvements, including $12,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly higher levels of property improvements will be necessary in 1997, as compared to the year ended December 31, 1996, in order to maintain the property's competitive position.

Consolidated Statements of Operations-Other Income and Deductions

   Other income was $83,000 and $75,000, respectively, for the three-month periods ended March 31, 1997 and 1996. The increase was primarily due to an increase in laundry income.

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $442,000 and $449,000, respectively, and principal paid was $86,000 and $79,000, respectively, for the three-month periods ended March 31, 1997 and 1996.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   Depreciation expense for the three-month periods  ended  March
31,  1997  and  1996  was  $292,000 and  $284,000,  respectively.
Amortization expense for the three-month periods ended March 31, 1997 and 1996 was $25,000.

   For the three-month periods ended March 31, 1997 and 1996, of the total property improvements in the aggregate amounts of $115,000 and $122,000, respectively, $36,000 and $47,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $79,000 and $75,000, respectively, were capitalized for financial statement purposes.

   Interest income for the three-month periods ended March 31, 1997 and 1996 was $18,000 and $20,000, respectively. The decrease was primarily due to a decrease, in the aggregate, in the Partnership's cash and cash equivalents and the working capital reserve.

   ORP's partnership administrative expenses for the three-month periods ended March 31, 1997 and 1996 were $50,000 and $58,000, respectively.

-------------------------------------------------------------------------------------------------
Average Occupancy
-------------------------------------------------------------------------------------------------
The average occupancy for each of the four investment properties is shown in the following chart:
                                                                   For the Quarter Ended
Property/                     Acquisition    ------------------------------------------------------------------
Location                          Date       3/31/96       6/30/96       9/30/96       12/31/96       3/31/97
---------------------------------------------------------------------------------------------------------------
Fairlane East                  12/23/85        97%           98%           97%            98%           96%
Dearborn, Michigan

The Landings                   10/31/84        91%           96%           96%            92%           86%
Indianapolis, Indiana

Raven Hill                     12/24/86        92%           95%           92%            92%           94%
Burnsville, Minnesota

Shadow Oaks                     2/07/85        93%           92%           93%            90%           94%
Tampa, Florida
--------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)
--------------------------------------------------------------------------------------------------------------
                                                  1997 Operating Results through 3/31/97 (in thousands)
                                          --------------------------------------------------------------------
                            Average Rent                            NOI
                           Collected<F1>                      Before Property                          NOI
Property/          No. of  March  March  Apartment  Apartment Improvements &    Property             Before
Location           Units   1997   1996   Revenues   Expenses    Debt Service  Improvements<F2>   Debt Service
--------------------------------------------------------------------------------------------------------------
Fairlane East        244   $941   $900    $  673      $262         $411            $ 55              $356
Dearborn, Michigan

The Landings         150   $581   $564       256       131          125              27                98
Indianapolis, Indiana

Raven Hill           304   $681   $676       613       353          260              19               241
Burnsville, Minnesota

Shadow Oaks          200   $466   $434       268       149          119              14               105
Tampa, Florida
--------------------------------------------------------------------------------------------------------------
     Total           898                  $1,810      $895         $915            $115              $800
==============================================================================================================

<F1>Represents  net  rental  revenue  collected  for the month divided by the average number of units occupied during the month.
<F2>Represents  total  property  improvement  costs,  including  capitalized  costs totaling  $79,000 incurred during the quarter ended March 31, 1997.

Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
--------------------------------------------------------------------

                                   March 31, 1997  December 31, 1996
                                     (Unaudited)
--------------------------------------------------------------------
Assets
  Investment properties, at cost
    Land                               $ 3,681           $ 3,681
    Buildings and improvements, net
      of accumulated depreciation
      of $13,952 and $13,656,
      respectively                      20,776            20,989
--------------------------------------------------------------------
        Total Investment Properties     24,457            24,670
--------------------------------------------------------------------
  Cash and cash equivalents              1,424             1,106
  Working capital reserve                  177               454
  Tenant security deposits                 151               135
  Deferred costs, net of amortization
    of $2,420 and $2,395, respectively     497               522
  Other assets                           1,108               973
--------------------------------------------------------------------
                                         3,357             3,190
--------------------------------------------------------------------
        Total Assets                   $27,814           $27,860
====================================================================

Liabilities and Partners' Capital
  Liabilities
    Mortgage notes payable             $21,415           $21,501
    Accounts payable and accrued
      expenses                             557               472
    Distributions payable                    0               185
    Due to affiliates                      447               411
    Tenant security deposits               151               135
--------------------------------------------------------------------
        Total Liabilities               22,570            22,704
--------------------------------------------------------------------

  Partners' Capital
    General Partners                    (1,038)           (1,040)
    Assignor Limited Partner                 1                 1
    Assignee Unit Holders (25,714
      Assignee Units issued and
      24,657 outstanding)                6,281             6,195
--------------------------------------------------------------------
        Total Partners' Capital          5,244             5,156
--------------------------------------------------------------------
        Total Liabilities and
          Partners' Capital            $27,814           $27,860
====================================================================
       The accompanying notes are an integral part of these
                consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net Income per Assignee Unit and Weighted average number of Assignee Units Outstanding) (Unaudited)
--------------------------------------------------------------------

                                        Three months ended March 31,
                                        ----------------------------
                                            1997            1996
--------------------------------------------------------------------
Apartment Revenues
  Rental income                           $ 1,727         $ 1,686
  Other income                                 83              75
--------------------------------------------------------------------
        Total Apartment Revenues            1,810           1,761
--------------------------------------------------------------------

Apartment Expenses
  Maintenance                                 252             288
  Operating                                   197             167
  Administrative                               98             109
  Property management fees                     90              88
  Property taxes                              230             218
  Marketing                                    28              24
--------------------------------------------------------------------
        Total Apartment Expenses              895             894
--------------------------------------------------------------------

Net Operating Income                          915             867
--------------------------------------------------------------------

Other Deductions
  Interest expense                            442             449
  Depreciation and amortization               317             309
  Refurbishment expenses                       36              47
  Interest income                             (18)            (20)
  Partnership administrative expenses          50              58
--------------------------------------------------------------------
        Total Other Deductions            $   827         $   843
--------------------------------------------------------------------
Net Income                                $    88         $    24
====================================================================
Net Income Allocated to Assignee Unit
  Holders                                 $    86         $    24
====================================================================
Net Income per Assignee Unit              $  3.49         $   .93
====================================================================
Weighted average number of Assignee
  Units Outstanding                        24,657          25,183
====================================================================

      The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
-----------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
-----------------------------------------------------------------------

                For the period December 31, 1996 through March 31, 1997
                -------------------------------------------------------
                             Limited Partners'
                                 Interests
                           -------------------
                           Assignee   Assignor
                             Unit     Limited    General
                           Holders    Partner    Partners     Total
----------------------------------------------------------------------
Balance, December 31, 1996 $6,195       $1       $(1,040)     $5,156
----------------------------------------------------------------------

Net income, March 31, 1997     86        0             2          88

----------------------------------------------------------------------
Balance, March 31, 1997
  (Unaudited)              $6,281       $1       $(1,038)     $5,244
======================================================================

         The accompanying notes are an integral part of these
                    consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
--------------------------------------------------------------------

                                        Three months ended March 31,
                                        ----------------------------
                                           1997             1996
--------------------------------------------------------------------
Operating activities
  Net income                             $   88            $  24
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         317              309
  Changes in assets and liabilities:
    Tenant security deposits liability       16                6
    Tenant security deposits                (16)              (6)
    Other assets                           (135)            (169)
    Accounts payable and accrued
      expenses                               85              (16)
    Due to affiliates                        36               35
--------------------------------------------------------------------
Net cash provided by operating activities   391              183
--------------------------------------------------------------------

Investing activities
  Working capital reserve                   277              (10)
  Additions to investment properties        (79)             (75)
--------------------------------------------------------------------
Net cash provided by (used in) investing
   activities                               198              (85)
--------------------------------------------------------------------

Financing activities
  Distributions paid                       (185)            (189)
  Mortgage principal paid                   (86)             (79)
  Purchase of Assignee Units                  0               (2)
--------------------------------------------------------------------
Net cash used in financing activities      (271)            (270)
--------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                          318             (172)
Cash and cash equivalents, beginning
  of period                               1,106              931
--------------------------------------------------------------------
Cash and cash equivalents, end of
  period                                 $1,424            $ 759
====================================================================

      The accompanying notes are an integral part of these consolidated financial statements.

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996, the Consolidated Statements of Operations for the three-month periods ended March 31, 1997 and 1996, the Consolidated Statement of Partners' Capital as of March 31, 1997, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1996.

   For financial reporting purposes, the net income per assignee unit of limited partnership of ORP ("Assignee Unit") has been calculated by dividing the portion of the Partnership's net income allocable to Assignee Unit Holders (98%) by the weighted average of Assignee Units outstanding. In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net income amounts per Assignee Unit on the Consolidated Statements of Operations.

Note 2.  Transactions with Affiliates.

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership. ORP reimbursed affiliates for personnel costs, travel expenses and interest on interim working capital advances which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the three-month period ended March 31, 1997, were approximately $25,000 for administrative and accounting-related costs, compared to $16,000 for the same period in 1996.

   Under the Property Management Agreements with NHP Management Company ("NHP"), the management fee is equal to 5% of gross collections  for  all properties; however, 40%  of  this  fee  is subordinated to the receipt by the Assignee Unit Holders of certain returns. Property management fees of $36,000 for the three-month period ended March 31, 1997, have been deferred and are included in Due to affiliates in the accompanying Consolidated Balance Sheets. Cumulative deferred management fees

-----------------------------------------------------------------
Notes to Consolidated Financial Statement
-----------------------------------------------------------------

as of March 31, 1997 and December 31, 1996, totaled $447,000 and $411,000, respectively. NHP also has a separate services agreement with Oxford Realty Financial Group, Inc. ("ORFG"), pursuant to which ORFG provides certain services to NHP in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP from certain properties, including those owned by the Partnership.

   On May 25, 1995, an affiliate of ORP and its Managing General Partner, completed a tender offer ("Affiliate Tender") in which the affiliate acquired 4,997 assignee units of limited partnership of ORP ("Assignee Units") at a price of $332 per
Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis, at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender has been extended to December 31, 1997, with respect to the purchase of up to 600 additional Assignee Units. Since June 20, 1995, ORP has purchased, in the aggregate, 1,057 Assignee Units. No Assignee Units were purchased by ORP during the quarter ended March 31, 1997.

Note 3.  Mortgage Notes Payable.

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of March 31, 1997, the total outstanding balance of the four mortgage notes payable was $21,415,000. The properties are in compliance with their respective debt service agreements as of March 31, 1997.

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

The individual outstanding mortgage notes payable as of March 31, 1997, and monthly debt service are as follows:


-----------------------------------------------------------------
Property Collateralizing Debt       Outstanding     Monthly
(in thousands)                        Mortgage   Debt Service<F1>
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan      $ 9,840       $ 81
The Landings, Indianapolis, Indiana      3,243         26
Raven Hill, Burnsville, Minnesota        4,956         41
Shadow Oaks, Tampa, Florida              3,376         28
-----------------------------------------------------------------
                                       $21,415       $176
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

  Investors who no longer hold their Assignee Units in a Merrill Lynch account should contact ORP Investor Services at (248) 614-4550 or P.O. Box 7090, Troy, Michigan 48007-9921, to
  obtain transfer documents. YOU MUST OBTAIN THE PROPER TRANSFER DOCUMENTS FROM ORP INVESTOR SERVICES TO EFFECT A TRANSFER OF ASSIGNEE UNITS WHICH YOU HOLD PERSONALLY.

  To redeposit your ORP units into a Merrill Lynch account, please notify ORP Investor Services in writing after the Merrill Lynch account has been opened. ORP Investor Services will then instruct Merrill Lynch to deposit the Assignee Units into the account.

  Please remember to notify ORP Investor Services in writing at the address below or by calling (248) 614-4550 in the event you change your mailing address or your financial consultant. We can then continue to provide you and your representative with timely information about your investment in Oxford Residential Properties I Limited Partnership.

-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
  Assignee Units
-----------------------------------------------------------------

  The  Quarterly Report on Form 10-Q for the quarter ended  March
  31, 1997, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550