Form 10-Q
period 1997-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1997-08-21
CIK 744786

=================================================================

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ---  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---  SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to_______
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

                            FORM 10-Q

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The  financial statements of the Partnership, and  the  notes thereto,  are  incorporated herein by reference  to  sequentially
numbered   pages   13  through  19 included  in  ORP's  Quarterly
Report (Unaudited).

Item 2.  Management's   Discussion  and  Analysis  of   Financial
         Condition  and Results of Operations.

     A discussion of ORP's financial condition and results of operations for the six-month period ended June 30, 1997, is incorporated herein by reference to sequentially numbered pages 6 through 12 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

    The  Registrant  is engaged from time to time  in  litigation incident  to  its business; however, there are no  pending  legal
proceedings   known  by  the  Managing  General  Partners   whose
potential effects are considered to be material.

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

     Oxford   Residential  Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated June 30, 1997, follows on sequentially numbered pages 5 through 21 of this report.

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

              Oxford Residential Properties I Limited Partnership

                  By: Oxford Residential Properties I Corporation
                      Managing General Partner of the registrant

Date: 08/21/97    By: /S/ Richard R. Singleton
      --------        -------------------------------------------
                      Richard R. Singleton
                      Senior Vice President and
                        Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 08/21/97    By: /S/ Leo E. Zicker
      --------        -------------------------------------------
                      Leo E. Zickler
                      Chairman of the Board of Directors
                        and Chief Executive Officer


Date: 08/21/97    By: /S/ Francis P. Lavin
      --------        -------------------------------------------
                      Francis P. Lavin
                      President

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                          June 30, 1997





















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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of June 30, 1997, and its consolidated results of operations for the three- and six-month periods ended June 30, 1997, and its consolidated statements of partners' capital and the cash flows for the six-month period ended June 30, 1997. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender") in which the affiliate acquired 4,997 assignee units of limited partnership of ORP ("Assignee Units") at a price of $332 per
Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis, at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender has been extended to December 31, 1997 with respect to the purchase of up to 600 additional Assignee Units. For the period from July 1995 through December 31, 1996, ORP has purchased, in the aggregate, 1,057 Assignee Units. No Assignee Units were purchased by ORP during the six-month period ended June 30, 1997. Subsequent to June 30, on August 15, 1997, ORP purchased an additional 105 Assignee Units.

   On August 29, 1997, ORP will pay to its Partners and Assignee Unit Holders of record as of June 30, 1997, a cash distribution for the first half of 1997 in the amount of $247,000, or $10 per Assignee Unit, representing an annualized return of 2% for 1997 based on the original cost of $1,000 per Assignee Unit.

Liquidity and Capital Resources

   Current Position. At June 30, 1997, ORP held $1,786,000 in cash and cash equivalents and the working capital reserve, compared to $1,560,000 at December 31, 1996. The increase of $226,000 is primarily attributable to increases in property net operating incomes offset by distributions made on March 1, 1997 to Partners of record as of December 31, 1996 totaling $185,000, and the payment of ORP's administrative expenses during the six-months ended June 30, 1997 totaling $146,000.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   Other Assets shown on the accompanying consolidated Balance Sheet decreased by $5,000 to $968,000 at June 30, 1997, from $973,000 at December 31, 1996. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $857,000 at June 30, 1997. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $30,000 and $81,000 at June 30, 1997, respectively, are also included in Other Assets.

    Unamortized deferred costs relating to organization and refinancing costs (discussed in prior reports) at June 30, 1997 were $473,000, compared to $522,000 at December 31, 1996.
These costs are being amortized over the term of the mortgages.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by net cash flow generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $470,000 were made for the six-month period ended June 30, 1997, compared to $288,000 for the same period in 1996. Of the $470,000 of property improvements, $356,000 was capitalized for financial statement purposes for the six-month period ended June 30, 1997, compared to $183,000 of the $288,000 of property improvements for the same period in 1996.

       Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of June 30, 1997 and December 31, 1996, deferred property management fees to NHP amounted to $484,000 and $411,000, respectively, and are reflected as Due to Affiliates in the financial statements.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Results of Operations

    The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996, is as follows:

-----------------------------------------------------------------
                          Three months ended    Six months ended
                                June 30,            June 30,
                          ------------------    -----------------
                            (in thousands)        (in thousands)
Property                     1997     1996      1997       1996
-----------------------------------------------------------------
Fairlane East,
  Dearborn, MI               $413     $425    $  824     $  811
The Landings,
  Indianapolis, IN            124      139       249        248
Raven Hill,
  Burnsville, MN              282      272       542        517
Shadow Oaks,
  Tampa, FL                   145      115       264        242
-----------------------------------------------------------------
Total Net Operating Income   $964     $951    $1,879     $1,818
=================================================================

       Three months ended June 30, 1997 versus three months
                      ended June 30, 1996

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the quarter ended June 30, 1997, increased by 1.4% compared to the quarter ended June 30, 1996. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended June 30, 1997 and 1996.

Fairlane East

    Fairlane East's net operating income for the quarter ended June 30, 1997 decreased by 2.8% from the same period in 1996 due to a 4.7% increase in revenues offset by an 18.6%
increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance and marketing expenses, and an increase in property taxes due to a recent assessment. During the three-month period ended June 30, 1997, the Partnership expended $81,000 on property improvements, including $63,000 capitalized for accounting purposes.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

The Landings

    The Landings' net operating income for the quarter ended June 30, 1997 decreased by 10.8% from the same period in 1996 due to a 1.9% decrease in revenues and a 8% increase in apartment expenses. The decrease in revenues was primarily attributable to a 4.3% decrease in rental income offset by a 41.5 % increase in other income. The increase in apartment expenses is primarily attributable to an increase in maintenance and administrative expenses. During the three-month period ended June 30, 1997, the Partnership expended $29,000 on property improvements, including $16,000 capitalized for accounting purposes.

Raven Hill

    Raven Hill's net operating income for the quarter ended June 30, 1997 increased by 3.7% from the same period in 1996 due to a 5.5% increase in revenues offset by a 6.9% increase in apartment expenses. The increase in apartment
expenses   is   primarily  attributable   to   an   increase   in
maintenance expenses and property taxes. During the three-month period ended June 30, 1997, the Partnership expended $215,000 for property improvements, including $185,000 capitalized for accounting purposes.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended June 30, 1997 increased by 26.1% from the same period in 1996 due to a 17.5% increase in revenues offset by a 11.1% increase in apartment expenses. Most of the revenue increase is attributable to an amount paid by a laundry service vendor in connection with a new five-year contract. The increase in apartment expenses is primarily attributable to an increase in maintenance and administrative expenses due to an increase in tenant turnover. During the three-month period ended June 30, 1997, the Partnership expended $30,000 on property improvements, including $13,000 capitalized for accounting purposes.

         Six months ended June 30, 1997 versus six months
                      ended June 30, 1996

    In the aggregate, the net operating income, before debt service and refurbishment expenses, reported by ORP for the six-month period ended June 30, 1997 increased by $61,000, or 3.4%, compared to the same period in 1996. Set forth below is a discussion of the properties which compares their respective operations for the six-month periods ended June 30, 1997 and 1996.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Fairlane East

    Fairlane East's net operating income for the six-month period ended June 30, 1996 increased by 1.6% from the same period in 1996, primarily due to a 4.1% increase in revenues offset by a 8.2% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance expenses and property taxes. Average occupancy for the six-month periods ended June 30, 1997 decreased to 97% from 98% compared to the same period in 1996. During the six-month period ended June 30, 1997, ORP expended $136,000 on property improvements, including $105,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1997, as compared to the year ended December 31, 1996.

The Landings

    The Landings' net operating income for the six-month period ended June 30, 1997 increased less than 1% from the same period in 1996, primarily due to a 1.2% increase in revenues offset by a 2% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in operating, administrative and marketing expenses. Average occupancy for the six-month period ended June 30, 1997 decreased to 89% from 94%, compared to the same period in 1996. The decrease in occupancy level is primarily attributed to increased home buying and market competition for the Landings area. During the six-month period ended June 30, 1997, ORP expended $56,000 on property improvements, including $31,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1997 as compared to the year ended December 31, 1996.

Raven Hill

    Raven Hill's net operating income for the six-month period ended June 30, 1997 increased by 4.8% from the same period in 1996, primarily due to a 4.4% increase in revenues offset by a 4.2% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in operating and marketing expenses, and an increase in property taxes, which were offset by a decrease in maintenance expenses. Average occupancy for the six-month period ended June 30, 1997 increased to 96% from 94%, compared to the same period in 1996. During the six-month period ended June 30, 1997, ORP expended $234,000 on property improvements, including $195,000 capitalized for accounting purposes. The Managing General Partner anticipates higher spending levels on property improvements in 1997, as compared to the year ended December 31, 1996 due to siding and window replacements.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Shadow Oaks

    Shadow Oaks' net operating income for the six-month period ended June 30, 1997 increased by 9.1% from the same period in 1996, primarily due to a 7.7% increase in revenues offset by a 6.6% increase in apartment expenses. Most of the revenue increase is attributable to an amount paid by a laundry service vendor in connection with a new five-year contract. The increase in apartment expenses is primarily attributable to an increase in maintenance and operating expenses. The average occupancy for the six-month period ended June 30, 1997 and 1996 was 93%. During the six-month period ended June 30, 1997, ORP expended $44,000 on property improvements, including $25,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly higher levels of property improvements will be necessary in 1997 as compared to the year ended December 31, 1996.

Consolidated Statements of Operations-Other Income and Deductions

   Other income was $197,000 and $131,000, respectively, for  the
six-month   periods   ended   June   30,   1997   and  1996.

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $883,000 and $896,000, respectively, and principal paid was $173,000 and $160,000, respectively, for the six-month periods ended June 30, 1997 and 1996.

   Depreciation  expense   for  the   six-month   periods   ended
June   30,   1997   and   1996  was   $586,000    and    $567,000
respectively.   Amortization expense for  the  six-month  periods
ended June 30, 1997 and 1996 was $49,000.

   For   the   six-month   periods   ended   June  30, 1997  and
1996, of the total property improvements in the aggregate amounts of $470,000 and $288,000, respectively, $114,000 and $105,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $356,000 and $183,000, respectively, were capitalized for financial statement purposes. The increase in property improvements is due primarily to siding and window replacements at Raven Hill during the six-months ended June 30, 1997.

   Interest income for the six-month periods ended June 30, 1997 and 1996 was $40,000 and $39,000, respectively.

   ORP's  partnership administrative expenses for  the  six-month
periods   ended   June   30,  1997  and   1996   were    $112,000
and $122,000, respectively.

-------------------------------------------------------------------------------------------------------------
Average Occupancy
-------------------------------------------------------------------------------------------------------------

The average occupancy for each of the four investment properties is shown in the following chart:

                                                                    For the Quarter Ended
Property/                        Acquisition      -----------------------------------------------------------
Location                             Date         3/31/96   6/30/96   9/30/96   12/31/96   3/31/97   6/30/97
-------------------------------------------------------------------------------------------------------------
Fairlane East                      12/23/85         97%       98%       97%        98%       96%       97%
Dearborn, Michigan
The Landings                       10/31/84         91%       96%       96%        92%       86%       91%
Indianapolis, Indiana
Raven Hill                         12/24/86         92%       95%       92%        92%       94%       97%
Burnsville, Minnesota
Shadow Oaks                         2/07/85         93%       92%       93%        90%       94%       92%
Tampa, Florida
-------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)
=============================================================================================================
                                                    1997 Operating Results through 6/30/97 (in thousands)
                                              ---------------------------------------------------------------
                                Average Rent
                                Collected<F1>                          NOI
                                -------------                    Before Property                      NOI
Property/            Number of  June     June Apartment Apartment  Improvements    Property      Before Debit
Location               Units    1997     1996 Revenues  Expenses  & Debt Service Improvements<F2>  Service
-------------------------------------------------------------------------------------------------------------
Fairlane East           244     $950     $908  $1,363   $  539        $  824        $136           $  688
Dearborn, Michigan

The Landings            150     $590     $579     515      266           249          56              193
Indianapolis, Indiana

Raven Hill              304     $682     $678   1,251      709           542         234              308
Burnsville, Minnesota

Shadow Oaks             200     $439     $438     572      308           264          44              220
Tampa, Florida
-------------------------------------------------------------------------------------------------------------
     Total              898                    $3,701   $1,822        $1,879        $470           $1,409
=============================================================================================================

<F1>  Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2>  Represents total property improvement costs, including capitalized costs totaling $356,000, incurred during the six-month period ended June 30, 1997.


Oxford Residential Properties I Limited Partnership and Subsidiaries
------------------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
------------------------------------------------------------------------------

                                             June 30, 1997   December 31,1996
                                              (Unaudited)
------------------------------------------------------------------------------
Assets
  Investment properties, at cost
    Land                                         $ 3,681           $ 3,681
    Buildings and improvements, net of
      accumulated depreciation  of
      $14,246 and $13,656, respectively           20,759            20,989
------------------------------------------------------------------------------
        Total Investment Properties               24,440            24,670
------------------------------------------------------------------------------

  Cash and cash equivalents                          975             1,106
  Working capital reserve                            811               454
  Tenant security deposits                           158               135
  Deferred costs, net of amortization of
    $2,444 and $2,395, respectively                  473               522
  Other assets                                       968               973
------------------------------------------------------------------------------
                                                   3,385             3,190
------------------------------------------------------------------------------
        Total Assets                             $27,825           $27,860
==============================================================================

Liabilities and Partners' Capital
  Liabilities
    Mortgage notes payable                       $21,327           $21,501
    Accounts payable and accrued expenses            525               472
    Distributions payable                            247               185
    Due to affiliates                                484               411
    Tenant security deposits                         158               135
------------------------------------------------------------------------------
        Total Liabilities                         22,741            22,704
------------------------------------------------------------------------------

Partners' Capital
  General Partners                                (1,036)           (1,040)
  Assignor Limited Partner                             1                 1
  Assignee Unit Holders (25,714 Assignee
    Units issued and 24,657 outstanding)           6,119             6,195
------------------------------------------------------------------------------
        Total Partners' Capital                    5,084             5,156
------------------------------------------------------------------------------
        Total Liabilities and
          Partners' Capital                      $27,825           $27,860
==============================================================================
      The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Operations (in  thousands,  except  Net Income per
(Unaudited)                            Assignee  Unit  and  weighted  average
                                       number  of   Assignee   Units
                                       Outstanding)
------------------------------------------------------------------------------

                         Three months ended June 30, Six months ended June 30,
                         --------------------------- -------------------------
                                1997       1996             1997      1996
------------------------------------------------------------------------------
Apartment Revenues
  Rental income               $1,777     $1,730           $3,504    $3,416
  Other income                   114         56              197       131
------------------------------------------------------------------------------
  Total Apartment Revenues     1,891      1,786            3,701     3,547
------------------------------------------------------------------------------
Apartment Expenses
  Maintenance                    317        252              569       540
  Operating                      145        150              342       317
  Administrative                 112        102              210       211
  Property management fees        94         89              184       177
  Property taxes                 230        217              460       435
  Marketing                       29         25               57        49
------------------------------------------------------------------------------
 Total Apartment Expenses        927        835            1,822     1,729
------------------------------------------------------------------------------
Net Operating Income             964        951            1,879     1,818
==============================================================================
Other Deductions
  Interest expense               441        447              883       896
  Depreciation and
    amortization                 318        307              635       616
  Refurbishment expenses          78         58              114       105
  Interest income                (22)       (19)             (40)      (39)
  Partnership administrative
    expenses                      62         64              112       122
------------------------------------------------------------------------------
  Total Other Deductions         877        857            1,704     1,700
------------------------------------------------------------------------------
Net Income                    $   87     $   94           $  175    $  118
==============================================================================
Net Income Allocated to
  Assignee Unit Holders       $   85     $   92           $  171    $  116
==============================================================================
Net Income per Assignee Unit  $ 3.44     $ 3.69           $ 6.93    $ 4.63
==============================================================================
Weighted average number of
  Assignee  Units Outstanding 24,657     24,951           24,657    25,067
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

Oxford Residential Properties I Limited Partnership and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
------------------------------------------------------------------------------

                        For the period December 31, 1996 through June 30, 1997
                       -------------------------------------------------------
                              Limited Partners' Interests
                            -------------------------------
                            Assignee Unit  Assignor Limited  General
                               Holders        Partner        Partners   Total
------------------------------------------------------------------------------
Balance, December 31, 1996      $6,195          $ 1          $(1,040)  $5,156
------------------------------------------------------------------------------

Net income, June 30, 1997          171            0                4      175

Distribution to Assignee
  Unit Holders                    (247)           0                0     (247)
------------------------------------------------------------------------------
Balance, June 30, 1997
  (Unaudited)                   $6,119          $ 1          $(1,036)  $5,084
------------------------------------------------------------------------------

      The accompanying notes are an integral part of these consolidated financial statements.


Oxford Residential Properties I Limited Partnership and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
------------------------------------------------------------------------------

                                                   Six months ended June 30,
                                                   -------------------------
                                                        1997         1996
------------------------------------------------------------------------------
Operating activities
  Net income                                          $  175         $118
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                      635          616
  Changes in assets and liabilities:
    Tenant security deposits liability                    23           15
    Tenant security deposits                             (23)         (15)
    Other assets                                           5          (89)
    Accounts payable and accrued expenses                 53         (132)
    Due to affiliates                                     73           71
------------------------------------------------------------------------------
Net cash provided by operating activities                941          584
------------------------------------------------------------------------------

Investing activities
  Working capital reserve                               (357)          85
  Additions to investment properties                    (356)        (183)
------------------------------------------------------------------------------
Net cash used in investing activities                   (713)         (98)
------------------------------------------------------------------------------
Financing activities
  Distributions paid                                    (185)        (189)
  Mortgage principal paid                               (174)        (160)
  Purchase of Assignee Units                               0          (80)
------------------------------------------------------------------------------
Net cash used in financing activities                   (359)        (429)
------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (131)          57
Cash and cash equivalents, beginning of period         1,106          931
------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $  975         $988
==============================================================================

      The accompanying notes are an integral part of these consolidated financial statements.


----------------------------------------------------------------
Notes to Consolidated Financial Statements
----------------------------------------------------------------

Note 1.  Financial Statements.

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996, the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 1997 and 1996, the Consolidated
Statement of Partners' Capital as of June 30, 1997, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1996.

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

Note 2.  Transactions with Affiliates.

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership. ORP reimbursed affiliates for personnel costs, travel expenses and interest on interim working capital advances which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the six-month period ended June 30, 1997, were approximately $41,000 for administrative and accounting-related costs, compared to $30,000 for the same period in 1996.

   Under the Property Management Agreements with NHP Management Company ("NHP"), the management fee is equal to 5% of gross collections  for  all properties; however, 40%  of  this  fee  is subordinated to the receipt by the Assignee Unit Holders of certain returns. Property management fees of $73,000 for the six-month period ended June 30, 1997, have been deferred and are included in Due to affiliates in the accompanying Consolidated Balance Sheets. Cumulative deferred management fees as of June 30, 1997 and December 31, 1996, totaled $484,000 and $411,000, respectively. NHP also has a separate

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

services agreement with Oxford Realty Financial Group, Inc. ("ORFG"), pursuant to which ORFG provides certain services to NHP in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP from certain properties, including those owned by the Partnership.

   On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender") in which the affiliate acquired 4,997 assignee units of limited partnership of ORP ("Assignee Units") at a price of $332 per
Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis, at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender has been extended to December 31, 1997 with respect to the purchase of up to 600 additional Assignee Units.For the period from July 1995 through December 31, 1996, ORP has purchased, in the aggregate, 1,057 Assignee Units. No Assignee Units were purchased by ORP during the six-month period ended June 30, 1997. Subsequent to June 30, on August 15, 1997, ORP purchased an additional 105 Assignee Units.

Note 3.  Mortgage Notes Payable.

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of June 30, 1997, the total outstanding balance of the four mortgage notes payable was $21,327,000. The properties are in compliance with their respective debt service agreements as of June 30, 1997.

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

   The individual outstanding mortgage notes payable as of June 30, 1997, and monthly debt service are as follows:

-----------------------------------------------------------------
Property Collateralizing Debt       Outstanding    Monthly
(in thousands)                        Mortgage  Debt Service<F1>
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan     $ 9,799        $ 81
The Landings, Indianapolis, Indiana     3,230          26
Raven Hill, Burnsville, Minnesota       4,936          41
Shadow Oaks, Tampa, Florida             3,362          28
-----------------------------------------------------------------
                                      $21,327        $176
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

-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
  Assignee Units
-----------------------------------------------------------------

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  June 30,   1997,   filed   with  the  Securities  and  Exchange
  Commission, is available to Assignee Unit Holders and may be obtained by writing:

                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550