Form 10-Q
period 1997-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1997-11-24
CIK 744786

=================================================================

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from__________ to__________

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

   7200 Wisconsin Avenue, 11th floor, Bethesda, Maryland 20814
   ------------------------------------------------------------
      (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code (301) 654-3100

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

Index to Exhibits is found on page 3.
=================================================================

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

Item 2.  Management's  Discussion  and   Analysis   of  Financial
         Condition and Results of Operations.

   A discussion of ORP's financial condition and results of operations for the three- and nine-month periods ended September 30, 1997 is incorporated herein by reference to sequentially numbered pages 6 through 12 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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

     Oxford  Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated September 30, 1997, follows on sequentially numbered pages 5 through 21 of this report.

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

Date: 11/24/97   By:  /S/  Richard R. Singleton
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



Date: 11/24/97   By:  /S/  Leo E. Zicker
      --------        -------------------------------------------
                      Leo E. Zickler
                      Chairman of the Board of Directors and
                      Chief Executive Officer


Date: 11/24/97   By:  /S/  Francis P. Lavin
      --------        -------------------------------------------
                      Francis P. Lavin
                      President

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                       Quarterly Report
                         (Unaudited)

                      September 30, 1997


















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

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("Oxford Residential Properties I," "ORP," or the "Partnership") as of September 30, 1997, its consolidated results of operations for the three- and nine-month periods ended September 30, 1997, and its cash flows for the nine-month period ended September 30, 1997. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender") in which the affiliate acquired 4,997 assignee units of limited partnership of ORP ("Assignee Units") at a price of $332 per
Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis, at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest ("Issuer Tender"). The Issuer Tender has been extended to December 31, 1997 with respect to the purchase of up to 600 additional Assignee Units. Since June 20, 1995 ORP has purchased, in the aggregate, 1,192 Assignee Units or approximately 4.6% of the orginal units issued, of which 135 Assignee Units were purchased in 1997.

   On August 29, 1997, ORP paid to its Partners and Assignee Unit Holders of record as of June 30, 1997, a cash distribution for the first half of 1997 in the amount of $247,000, or $10 per Assignee Unit, representing an annualized return of 2% for 1997 based on the original cost of $1,000 per Assignee Unit.

Liquidity and Capital Resources

   Current Position. At September 30, 1997, ORP held $1,519,000 in cash and cash equivalents and the working capital reserve, compared to $1,560,000 at December 31, 1996. The decrease of $41,000 is primarily attributable to increases in property net operating incomes offset by: (i) the distributions made on March 1, 1997 and August 29, 1997 to Partners of record as of December 31, 1996 and June 30, 1997 totaling $185,000 and $247,000, respectively,(ii) the purchase of Assignee Units during the nine-month period ended September 30, 1997 totaling $45,000, and (iii) the payment of administrative costs for the nine-month period ended September 30, 1997 totaling $133,000.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   Other Assets shown on the Balance Sheet increased by $193,000 to $1,166,000 at September 30, 1997 from $973,000 at December 31,
1996, primarily as a result of an increase in the Recurring Replacement Reserve Subaccount and the Property Tax Escrow. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $1,077,000. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $26,000 and $63,000, respectively, are also included in Other Assets.

    Unamortized deferred costs related to organization and refinancing costs (discussed in prior reports) at September 30, 1997 were $449,000, compared to $522,000 at December 31, 1996.
These costs are being amortized over the term of the mortgages.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $782,000 were made for the nine-month period ended September 30, 1997, compared to $654,000 for the same period in 1996. Of the $782,000 of property improvements, $588,000 was capitalized for financial statement purposes for the nine-month period ended September 30, 1997, compared to $474,000 of the $654,000 of property improvements for the same period in 1996.

  Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of September 30, 1997 and December 31, 1996, deferred property management fees to NHP amounted to $522,000 and $411,000, respectively, and are reflected as Due to Affiliates in the financial statements.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------
Results of Operations

    The net operating income, before debt service, refurbishment expenses and capitalized property improvements, reported by each of the four investment properties for the three- and nine-month periods ended September 30, 1997 and 1996 is as follows:

-----------------------------------------------------------------
                                 Three months     Nine months
                                     ended           ended
                                  September 30,  September 30,
                                 --------------  --------------
                                 (in thousands)  (in thousands)
Property                          1997   1996     1997    1996
-----------------------------------------------------------------
Fairlane East,
  Dearborn, MI                    $420   $404   $1,244   $1,215
The Landings,
  Indianapolis, IN                 117    129      366      377
Raven Hill,
  Burnsville, MN                   296    264      838      781
Shadow Oaks,
  Tampa, FL                        129    121      393      363
-----------------------------------------------------------------
  Total Net Operating Income      $962   $918   $2,841   $2,736
=================================================================

Three  months  ended September 30, 1997 versus three months ended
September 30, 1996

    In the aggregate, the net operating income, before debt service, refurbishment expenses and capitalized property improvements, reported by ORP for the quarter ended September 30, 1997 increased by $44,000, or 4.8%, compared to the quarter ended September 30, 1996. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended September 30, 1997 and 1996.

Fairlane East

    Fairlane East's net operating income for the quarter ended September 30, 1997 increased by 4.0% from the same period in 1996, primarily due to a 4.7% increase in apartment revenues and a 5.6% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in administrative fees and property taxes. Average occupancy for the quarter ended September 30, 1997 increased to 98%, compared to 97% for the same period in 1996. The weighted average rent collected for the month ended September 30, 1997 increased by 3.5% to $954, compared to $922 for the same period in 1996.During the quarter ended September 30, 1997, ORP expended $67,000 on property improvements, including $47,000 capitalized for accounting purposes.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

The Landings

    The Landings' net operating income for the quarter ended September 30, 1997 decreased by 9.3% from the same period in
1996, due to a 1.3% increase in apartment revenues and a 11.6% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance expenses which reflects, among other things, an increase in turnovers and wages.Average occupancy for the quarter ended September 30, 1997 decreased to 94%, compared to 96% for the same period in 1996. The weighted average rent collected for the month ended September 30, 1997 increased by 4.6% to $611, compared to $584 for the same period in 1996. During the quarter ended September 30, 1997, ORP expended $47,000 on property improvements, including $28,000 capitalized for accounting purposes.

Raven Hill

    Raven Hill's net operating income for the quarter ended September 30, 1997 increased by 12.1% from the same period in 1996. Apartment revenues increased by 6.4%; while apartment expenses only increased 1.9% compared to the same period in 1996. The average occupancy for the quarter ended September 30, 1997 increased to 97%, compared to 92% for the same period in 1996. The weighted average rent collected for the month ended September 30, 1997 increased by 3.3% to $694, compared to $672 for the same period in 1996. During the quarter ended September 30, 1997, ORP expended $75,000 on property improvements, including $50,000 capitalized for accounting purposes.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended September 30, 1997 increased by 6.6% from the same period in 1996. Apartment revenues increased by 3.1%, while apartment expenses decreased by 1%. The average occupancy for the quarter ended September 30, 1997 increased to 95%, compared to 93% for the same period in 1996. The weighted average rent collected for the month ended September 30, 1997 increased by 4.1% to $456 compared to $438, for the same period in 1996. During the quarter ended September 30, 1997, ORP expended $123,000 on property improvements, including $107,000 capitalized for accounting purposes.

Nine  months  ended  September 30, 1997  versus nine months ended
September 30, 1996

    In the aggregate, the net operating income, before debt service, refurbishment expenses and capitalized property improvements, reported by ORP for the nine-month period ended September 30, 1997 increased by $105,000, or 3.8%, compared to the same period in 1996. Set forth below is a discussion of the properties which compares their respective operations for the nine-month periods ended September 30, 1997 and 1996.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Fairlane East

   Fairlane East's net operating income for the nine-month period ended September 30, 1997 increased by 2.4% from the same period in 1996, primarily due to a 4.3% increase in apartment revenues and a 7.3% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance expenses and property taxes. The average occupancy for the nine-month period ended September 30, 1997 and 1996 was 97%, respectively. During the nine-month period ended September 30, 1997, ORP expended $203,000 on property improvements, including $151,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1997, as compared to the year ended December 31, 1996.

The Landings

    The Landings' net operating income for the nine-month period ended September 30, 1997 decreased by 2.9% from the same period in 1996, due to a 1.2% increase in apartment revenues and a 5.2% increase in apartment expenses. The increase in apartment expenses is primarily attributable to a increase in maintenance and marketing expenses. Average occupancy for the nine-month period ended September 30, 1997 decreased to 90%, compared to 94% for the same period in 1996. The decrease in occupancy level is primarily attributed to increased home buying and rental market competition for the Landings area. During the nine-month period ended September 30, 1997, ORP expended $103,000 on property improvements, including $59,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1997 as compared to the year ended December 31, 1996.

Raven Hill

    Raven Hill's net operating income for the nine-month period ended September 30, 1997 increased by 7.3% from the same period in 1996, due to a 5.1% increase in apartment revenues and a 3.4% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in operating expenses and property taxes. Average occupancy for the nine-month period ended September 30, 1997 increased to 96%, compared to 93% for the same period in 1996. During the nine-month period ended September 30, 1997, ORP expended $309,000 on property improvements, including $246,000 capitalized for accounting purposes. The Managing General Partner anticipates higher spending levels on property improvements in 1997, as compared to the year ended December 31, 1996 due to siding and window replacements.

-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Shadow Oaks

    Shadow Oaks' net operating income for the nine-month period ended September 30, 1997 increased by 8.3% from the same period in 1996, due to a 6.2% increase in apartment revenues and a 4.3% increase in apartment expenses. The increase in apartment expenses is primarily attributable to an increase in maintenance and operating expenses. The average occupancy for the nine-month period ended September 30, 1997 increased to 94%, compared to 93% for the same period in 1996. During the nine-month period ended September 30, 1997, ORP expended $167,000 on property improvements, including $132,000 capitalized for accounting purposes. The Managing General Partner anticipates that higher levels of property improvements will be necessary in 1997 to maintain the property's competitive position, as compared to the year ended December 31, 1996.

Consolidated Statements of Operations-Other Income and Deductions

   Other income was $266,000 and $202,000, respectively, for the nine-month periods ended September 30, 1997 and 1996.

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans, and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $1,321,000 and $1,342,000, respectively, and principal payments were $264,000 and $242,000, respectively, for the nine-month periods ended September 30, 1997 and 1996.

  Depreciation expense for the nine-month periods ended September
30,  1997  and  1996  was  $876,000 and  $846,000,  respectively.
Amortization  expense for the nine-month periods ended  September
30, 1997 and 1996 was $74,000.

   For the nine-month periods ended September 30, 1997 and 1996, of the total property improvements in the aggregate amount of $782,000 and $654,000 respectively, $194,000 and $180,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $588,000 and $474,000, respectively, were capitalized for financial statement purposes. The increase in property improvements is due primarily to siding and window replacements at Raven Hill during the nine months ended September 30, 1997.

   Interest income for the nine-month periods ended September 30, 1997 and 1996 was $59,000.

   ORP's administrative expenses for the nine-month periods ended
September   30,  1997  and  1996  were  $151,000  and   $160,000,
respectively.

---------------------------------------------------------------------------------------------------------
Average Occupancy
---------------------------------------------------------------------------------------------------------
The average occupancy for each of the four investment properties is shown in the following chart:

                                                          For the Quarter Ended
Property/            Acquisition  -----------------------------------------------------------------------
Location                 Date      3/31/96   6/30/96   9/30/96   12/31/96   3/31/97   6/30/97   9/30/97
---------------------------------------------------------------------------------------------------------
Fairlane East          12/23/85      97%       98%       97%        98%       96%       97%       98%
Dearborn, Michigan

The Landings           10/31/84      91%       96%       96%        92%       86%       91%       94%
Indianapolis, Indiana

Raven Hill             12/24/86      92%       95%       92%        92%       94%       97%       97%
Burnsville, Minnesota

Shadow Oaks             2/07/85      93%       92%       93%        90%       94%       92%       95%
Tampa, Florida
---------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)
---------------------------------------------------------------------------------------------------------
                                                    1997 Operating Result through 9/30/97 (in thousands)
                                                 --------------------------------------------------------
                                 Average Rent                             NOI
                                 Collected<F1>                          Before
                              -------------------                      Property                NOI Before
Property/           Number of September September  Net   Apartment   Improvements  Property<F2>   Debt
Location              Units     1997       1996  Revenues Expenses  & Debt Service Improvements  Service
---------------------------------------------------------------------------------------------------------
Fairlane East         244     $  954     $  922   $2,057   $  813       $1,244         $203      $1,041
Dearborn, Michigan

The Landings          150     $  611     $  584      781      415          366          103         263
Indianapolis, Indiana

Raven Hill            304     $  694     $  672    1,893    1,055          838          309         529
Burnsville, Minnesota

Shadow Oaks           200     $  456     $  438      850      457          393          167         226
Tampa, Florida
---------------------------------------------------------------------------------------------------------
     Total            898                         $5,581   $2,740       $2,841         $782      $2,059
=========================================================================================================

<F1>  Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2>  Represents total property improvement costs, including capitalized costs totaling  $ 588,000 incurred through September 30, 1997.



Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
--------------------------------------------------------------------

                                       September 30,  December 31,
                                           1997           1996
                                        (Unaudited)
--------------------------------------------------------------------
Assets
Investment properties, at cost:
 Land                                      $ 3,681       $ 3,681
 Buildings and improvements, net of
   accumulated depreciation of $14,536
   and $13,656, respectively                20,700        20,989
--------------------------------------------------------------------
    Total Investment Properties             24,381        24,670
--------------------------------------------------------------------
Cash and cash equivalents                    1,020         1,106
Working capital reserve                        499           454
Tenant security deposits                       167           135
Deferred costs, net of amortization of
  $2,468 and $2,395, respectively              449           522
Other assets                                 1,166           973
--------------------------------------------------------------------
                                             3,301         3,190
--------------------------------------------------------------------
    Total Assets                           $27,682       $27,860
--------------------------------------------------------------------
Liabilities and Partners' Capital
Liabilities
  Mortgage notes payable                   $21,237       $21,501
  Accounts payable and accrued expenses        609           472
  Distributions payable                          0           185
  Due to affiliates                            522           411
  Tenant security deposits                     167           135
--------------------------------------------------------------------
    Total Liabilities                       22,535        22,704
--------------------------------------------------------------------
Partners' Capital
 General Partners                           (1,034)       (1,040)
 Assignor Limited Partner                        1             1
 Assignee Unit Holders (25,714 Assignee
   Units issued  and 24,522 outstanding
   as of September 30, 1997 and 24,657
   outstanding as of December 31, 1996)      6,180         6,195
--------------------------------------------------------------------
    Total Partners' Capital                  5,147         5,156
--------------------------------------------------------------------
    Total Liabilities and
      Partners' Capital                    $27,682       $27,860
====================================================================
The accompanying notes are an integral part of these consolidated financial statements.


Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net
(Unaudited)                           Income per Assignee Unit and
                                      Weighted average number of
                                      Assignee Units Outstanding)
--------------------------------------------------------------------

                                   Three months     Nine months
                                      ended            ended
                                   September 30,    September 30,
                                  ---------------  ---------------
                                   1997     1996     1997     1996
---------------------------------------------------------------------
Apartment Revenues
  Rental income                  $1,811   $1,728   $5,315   $5,144
  Other income                       69       71      266      202
---------------------------------------------------------------------
    Total Apartment Revenues      1,880    1,799    5,581    5,346
---------------------------------------------------------------------
Apartment Expenses
  Maintenance                       324      308      893      848
  Operating                         143      145      485      462
  Administrative                    114      111      324      322
  Property management fees           94       89      278      266
  Property taxes                    213      200      673      635
  Marketing                          30       28       87       77
---------------------------------------------------------------------
    Total Apartment Expenses        918      881    2,740    2,610
---------------------------------------------------------------------
Net Operating Income                962      918    2,841    2,736
---------------------------------------------------------------------
Other Deductions
  Interest expense                  438      446    1,321    1,342
  Depreciation and
    amortization                    316      304      951      920
  Refurbishment expenses             80       75      194      180
  Interest income                   (19)     (20)     (59)     (59)
  Partnership
  administrative expenses            39       38      151      160
---------------------------------------------------------------------
    Total Other Deductions          854      843    2,558    2,543
---------------------------------------------------------------------
Net Income                       $  108   $   75   $  283   $  193
=====================================================================
Net Income Allocated to
  Assignee Unit Holders          $  106   $   73   $  277   $  189
=====================================================================
Net Income per Assignee Unit     $ 4.31   $ 2.93   $11.25   $ 7.56
=====================================================================
Weighted average number of
  Assignee Units Outstanding     24,580   24,878   24,631   25,004
=====================================================================
      The accompanying notes are an integral part of these
               consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
--------------------------------------------------------------------

                            For the period December 31, 1996 through
                                      September 30, 1997
                            ----------------------------------------
                                  Limited Partners'
                                     Interests
                                 ------------------
                                 Assignee  Assignor
                                   Unit    Limited   General
                                  Holders  Partners  Partners Total
---------------------------------------------------------------------
Balance, December 31, 1996         $6,195       $1   $(1,040) $5,156
---------------------------------------------------------------------
Net income for the nine months
  ended September 30, 1997            277        0         6     283

Distribution to Assignee
  Unit Holders                       (247)       0         0    (247)

Purchase of Assignee Units            (45)       0         0     (45)
---------------------------------------------------------------------
Balance, September 30, 1997
(Unaudited)                        $6,180       $1   $(1,034) $5,147
=====================================================================

The accompanying notes are an integral part of these consolidated financial statements.


Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
--------------------------------------------------------------------

                                                  Nine months ended
                                                    September 30,
                                                  ------------------
                                                     1997    1996
--------------------------------------------------------------------
Operating activities
  Net income (loss)                                 $  283  $  193
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                    951     920
  Changes in assets and liabilities:
    Tenant security deposits liability                  32      18
    Tenant security deposits                           (32)    (18)
    Other assets                                      (194)   (247)
    Accounts payable and accrued expenses              137      87
      Due to affiliates                                111     107
--------------------------------------------------------------------
Net cash provided by operating activities            1,288   1,060
--------------------------------------------------------------------
Investing activities
  Working capital reserve                              (45)    337
  Additions to investment properties                  (588)   (474)
--------------------------------------------------------------------
Net cash used in investing activities                 (633)   (137)
--------------------------------------------------------------------
Financing activities
  Distributions paid                                  (432)   (376)
  Mortgage principal paid                             (264)   (243)
  Purchase of Assignee Units                           (45)   (127)
--------------------------------------------------------------------
Net cash used in financing activities                 (741)   (746)
--------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                     (86)    177
Cash and cash equivalents, beginning of period       1,106     931
--------------------------------------------------------------------
Cash and cash equivalents, end of period            $1,020  $1,108
====================================================================

The accompanying notes are an integral part of these consolidated financial statements.


-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of
September 30, 1997 and December 31, 1996, the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 1997 and 1996, the Consolidated Statement of Partners' Capital as of September 30, 1997, and the Consolidated Statements of Cash Flows for the nine-month periods ended
September 30, 1997 and 1996, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1996.

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

Note 2.  Transactions with Affiliates.

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership. ORP reimbursed affiliates for personnel costs, travel expenses and interest on interim working capital advances which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the nine-month period ended September 30, 1997, were approximately $52,000 for administrative and accounting-related costs, compared to $44,000 for the same period in 1996.

   Under the Property Management Agreements with NHP Management Company ("NHP"), the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated to the receipt by the Assignee Unit Holders of certain returns. Property management fees of $111,000 for the nine-month period ended September 30, 1997, have been deferred and are included in Due to affiliates in the accompanying Consolidated Balance Sheets. Cumulative deferred management fees as of September 30, 1997 and December 31, 1996, totaled $522,000 and $411,000, respectively. NHP also has a separate services

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

agreement with Oxford Realty Financial Group, Inc. ("ORFG"), pursuant to which ORFG provides certain services to NHP in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP from certain properties, including those owned by the Partnership.

   On May 25, 1995, an affiliate of ORP and its managing general partner, Oxford Residential Properties I Corporation ("Managing General Partner"), completed a tender offer ("Affiliate Tender") in which the affiliate acquired 4,997 Assignee Units at a price of $332 per Assignee Unit. Subsequent to the termination of the Affiliate Tender, ORP determined that additional Assignee Unit Holders were interested in selling their Assignee Units for the same price offered in the Affiliate Tender. On June 20, 1995, ORP advised its Assignee Unit Holders that it would purchase on a "first come, first served" basis, at any time on or before September 11, 1995, unless sooner terminated, all Assignee Units up to an aggregate of 600 Assignee Units at a price of $332 per Assignee Unit, net to the seller in cash without interest("Issuer Tender"). The Issuer Tender has been extended to December 31, 1997 with respect to the purchase of up to 600 additional Assignee Units. For the period from June 20, 1995 through December 31, 1996, ORP had purchased, in the aggregate, 1,057 Assignee Units. In August and September of 1997 ORP purchased an additional 105 and 30 Assignee Units, respectively, bringing the total number of Assignee Units purchased by ORP since June 20, 1995 to 1,192.

Note 3.  Mortgage Notes Payable.

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of September 30, 1997, the total outstanding balance of the four mortgage notes payable was $21,237,000. The properties are in compliance with their respective debt service agreements as of September 30, 1997.

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

The   individual  outstanding  mortgage  notes  payable   as   of
September 30, 1997 and monthly debt service are as follows:

-----------------------------------------------------------------
Property Collateralizing Debt      Outstanding     Monthly
(in thousands)                       Mortgage   Debt Service <F1>
-----------------------------------------------------------------
Fairlane East                        $ 9,758         $ 81
The Landings                           3,216           26
Raven Hill                             4,915           41
Shadow Oaks                            3,348           28
-----------------------------------------------------------------
                                     $21,237         $176
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

  Investors who no longer hold their Assignee Units in a Merrill Lynch account should contact ORP Investor Services at (810) 614-4550 or P.O. Box 7090, Troy, Michigan 48007-9921, to
  obtain transfer documents. YOU MUST OBTAIN THE PROPER TRANSFER DOCUMENTS FROM ORP INVESTOR SERVICES TO EFFECT A TRANSFER OF ASSIGNEE UNITS, WHICH YOU HOLD PERSONALLY.

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

-----------------------------------------------------------------
Instructions for investors who wish to reregister or transfer ORP
Assignee Units
-----------------------------------------------------------------

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  September  30,  1997,  filed with the Securities  and  Exchange
  Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (810) 614-4550