Form 10-K
period 1997-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1998-04-10
CIK 744786

====================================================================
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K


/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1997
                               OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from _________ to _________
              ----------------------------------
              Commission file number:  0-14533
              ----------------------------------

          OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
--------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Maryland                                    52-1322906
--------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

  7200 Wisconsin Avenue, 11th floor,  Bethesda, Maryland 20814
--------------------------------------------------------------------
      (Address of principal executive offices)     (Zip Code)

                             (301) 654-3100
--------------------------------------------------------------------
         Registrant's telephone number, including area code


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K
or any amendment to this Form   10K.  [].

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

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the Registrant are incorporated herein by reference as indicated:

Form 10-K Parts        Document
--------------------------------------------------------------------
Parts I, II, III       Portions  of  the 1997 Annual  Report  are
                       incorporated by reference into Parts I, II and III.

Reference to Exhibits is on page 9.

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

Item 2.  Properties.

    Information concerning the individual properties is discussed in the 1997 Annual Report in the section entitled "Community
Descriptions," which section is incorporated herein by  reference
(pages 13 through 14 hereof).

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

                             PART II

Item 5.  Market for the Registrant's Partnership Interests and
         Related Partnership Matters.

(a)  Market Information.

     The Partnership originally issued 25,714 Assignee Units and through December 31, 1997, had redeemed a total of 1,389 Assignee Units at $332 per Assignee Unit. As of December 31, 1997, there were 24,325 Assignee Units outstanding. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

(b)  Number of Security Holders.

     As of December 31, 1997 there were 1,579 Assignee Unit
     Holders.

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                       PART II (continued)

(c)    Dividend History and Restrictions.

   Information regarding the frequency and amount of cash distributions is included in the section entitled "Selected Consolidated Financial Data" of the 1997 Annual Report, which section is incorporated herein by reference (page 12 hereof). Information regarding management's future expectations as to distributions is also included in the 1997 Annual Report in the section entitled "Report of Management," which section is incorporated herein by reference (on pages 15 through 20 hereof).

Item 6.  Selected Financial Data.

   Reference is made to the section of the 1997 Annual Report entitled "Selected Consolidated Financial Data," which section is incorporated herein by reference (page 12 hereof).

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

    For a detailed discussion of the Partnership's financial condition and results of operations for the years ended December 31, 1997, 1996, and 1995, see information set forth in the section entitled "Report of Management" of the Partnership's 1997 Annual Report, which section is incorporated herein by reference (pages 15 through 20 hereof).

Item 8.  Financial Statements and Supplementary Data.

     Reference is made to the 1997 Annual Report for the consolidated financial statements of the Partnership, which consolidated financial statements are incorporated herein by reference (pages 22 through 25 hereof). See Item 14 of this report for information concerning financial statements and schedules filed with this report.

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

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

(a), (b), (c) and (e).

   The Partnership has no directors or officers. The Managing General Partner of the Partnership, as designated in the Partnership Agreement, is Oxford Residential Properties I Corporation. The director and executive officers of the Managing General Partner are as follows:

-----------------------------------------------------------------
Name                Age  Position and Business Experience
-----------------------------------------------------------------
Leo E. Zickler       61  Chairman  of the Board of Directors  and
                         Chief Executive Officer since inception.
                         Since March 1982 he has been Chairman of
                         the   Board  of  Directors,  and   Chief
                         Executive  Officer of Oxford Development
                         Corporation ("Oxford"), an affiliate  of
                         the  Partnership  and  a  national  real
                         estate  firm  which  owns  and  operates
                         apartment and senior living communities.
                         Mr.  Zickler  served  as  President   of
                         Oxford  until  February 28,  1994.   Mr.
                         Zickler serves as a director and officer
                         of   certain  entities  affiliated  with
                         Oxford.

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)

-----------------------------------------------------------------
Name                Age  Position and Business Experience
-----------------------------------------------------------------
Francis P. Lavin     46  President  since March  1,  1994.   From
                         October  1989 through January  1994,  he
                         was  a  Director  and  President  of  ML
                         Oxford Finance Corporation, an affiliate
                         of  Merrill Lynch & Company, Inc.   From
                         1979  to  October 1989, Mr.  Lavin  held
                         various  positions  at  subsidiaries  of
                         Merrill   Lynch   &  Company   including
                         Director   of   Merrill  Lynch   Capital
                         Markets  and Vice President  of  Merrill
                         Lynch,  Hubbard  Inc.   Since  March  1,
                         1994, Mr. Lavin has served as President of Oxford, as well as a director and officer of certain entities affiliated with Oxford.

Richard R. Singleton 5O  Senior  Vice  President since  inception and  Chief Financial Officer since 1995.
                         Previously,  he  was Vice  President  of
                         Oxford Mortgage & Investment Corporation
                         since  1979 and was promoted  to  Senior
                         Vice President in 1983, and he was Chief
                         Operating  Officer  of  ORP's   Managing
                         General  Partner  since  1990  and   was
                         promoted  to Chief Financial Officer  in
                         1995.   Mr. Singleton also serves as  an
                         officer of certain entities affiliated with Oxford.

   The  director  and executive officers of the Managing  General
Partner will serve in their respective positions until successors are chosen.

(d)    Family Relationships.  None.

(f)    Involvement in Certain Legal Proceedings.  None.

(g)    Promoter and Controlling Persons.  Not applicable.

       Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the directors, executive officers, and persons who own more than 10% of a registered class of the equity securities of ORP
       ("reporting persons") file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of ORP Assignee Units. Reporting persons are required by Securities and Exchange Commission rules to furnish ORP with copies of all Section 16(a) reports they file.

       Based solely upon a review of Section 16(a) reports furnished to ORP for the fiscal year ended December 31, 1997 (the "1997 fiscal year"), and representations by reporting persons that no other reports were required for the 1997 fiscal year, ORP believes that all reporting persons timely filed all reports required by Section 16(a), except that Messrs. Robert B. Downing, Mark E. Schifrin, Marc B. Abrams and Richard R. Singleton filed late their Initial Reports of Beneficial Ownership on Form 3.

Item 11. Executive Compensation.
(a), (b), (c) and (d)

   Neither the  director  nor  the  executive  officers  of   the
Managing   General   Partner  receives  direct  compensation  for
services rendered to the Partnership.

(e)    Termination of Employment and Change of Control
       Arrangements.  None.

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

(a)    Security Ownership of Certain Beneficial Owners.

   ORP Acquisition Partners Limited Partnership, located at 7200 Wisconsin Avenue, Suite 1100, Bethesda, MD 20814, owns 4,997 Assignee Units, representing approximately 20.5% of the Assignee Units outstanding as of December 31, 1997. No other person or group is known by the Partnership to own beneficially more than 5% of the outstanding limited partnership interests and Assignee Units.

(b)    Security Ownership of Management.

   The officers and directors of the General Partners of the Partnership do not directly own any Assignee Units, however, certain officers and directors own equity interests in ORP Acquisistion Partners Limited Partnership, which owns 4,997 Assignee Units, representing approximately 20.5% of the
   Assignee Units outstanding as of December 31, 1997. An affiliate of the General Partner is the Assignor Limited Partner of the Partnership. The Assignor Limited Partner has assigned the ownership of its limited partnership units (including rights to a percentage of the income, gain, losses, deductions, and distributions of the Partnership) to the Assignee Unit Holders.

(c)    Changes in Control.  None.

Item 13. Certain Relationships and Related Transactions.

(a)    Transactions with Management and Others.

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to this affiliate for the years ended December 31, 1997, 1996 and 1995 were $65,000, $56,000, and
   $65,000,   respectively,  for  administrative  and  accounting
   related costs.

   An affiliate of NHP Management Company, the property manager, has a separate services agreement with Oxford Realty Financial Group, Inc. ("ORFG"), an affiliate of the Managing General Partner, pursuant to which ORFG provides certain services to NHP in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP from certain properties, including those owned by the Partnership. The Managing General Partner has determined that the property manager is not an affiliate of the Partnership.

(b)     Certain Business Relationships.

   The Partnership's response to Item 13(a) is incorporated herein by reference. The Partnership has no business relationship with entities of which the officers or director of the Managing General Partner of the Partnership are officers, directors or equity owners, other than as set forth in the Partnership's response to Item 13(a).

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


(c) Indebtedness of Management.  None

(d) Transactions with Promoters.  None

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and  Reports on
         Form 8-K.

(a) List of documents filed as part of this Report:

1. Financial Statements.

          The following financial statements are contained in the Partnership's 1997 Annual Report and are incorporated herein by reference into Part II, Item 8:

                                                    Page Numbers
       Description                                     Herein
       -----------                                  ------------

       Report of Independent Accountants.                21
       Consolidated Balance Sheets as of
          December 31, 1997 and 1996.                    22
       Consolidated Statements of Operations
          for the years ended December 31,
          1997, 1996 and 1995.                           23
       Consolidated Statement of Partners'
          Capital for the years ended
          December 31, 1997, 1996 and 1995.              24
       Consolidated Statements of Cash Flows
          for the years ended December 31,
          1997, 1996 and 1995.                           25
       Notes to Consolidated Financial
          Statements.                                   26-33

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

   Exhibit No. 10 - Material contracts.

   a. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Fairlane East.

   b. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering The Landings.

   c. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Raven Hill.

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                       PART IV (continued)


   d. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Shadow Oaks.

   Exhibit No. 13 - Annual report to security holders, etc.

   a.     Annual  Report  for  the year ended  December  31, 1997
          ("filed" only to the extent material therefrom is specifically incorporated by reference).

   Exhibit No. 25 - Power of Attorney.

   a.     Leo E. Zickler Power of Attorney
          (Incorporated by reference from Exhibits to Post-effective Amendment No. 1 to Form S-11 Registration
          Statement, dated March 28, 1985).

   Exhibit No. 28 - Additional Exhibits.  None.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed by the registrant during the year ended December 31, 1997.

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

                            FORM 10-K

                      CROSS REFERENCE SHEET

    The item numbers and captions in Parts I, II, III, and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:


                                                     Sequentially
                                                       Numbered
Item                          Reference Materials       Page(s)
-----------------------------------------------------------------

1.  Business                   Annual Report 1997     pps 13-20

2.  Properties                 Annual Report 1997     pps 13-14

5.  Market for Registrant's    Annual Report 1997   pps 12, 16-20,
    Partnership Interest and                       30-31 and 32-33
    Related Partnership
    Matters

6.  Selected Financial Data    Annual Report 1997     pp 12

7.  Management's Discussion    Annual Report 1997     pps 16-20
    and Analysis of Financial
    Condition and Results of
    Operations

8.  Financial Statements and   Annual Report 1997     pps 21-33
    Supplementary Data

11. Executive Compensation     Annual Report 1997     pps 32-33

13. Certain Relationships      Annual Report 1997     pps 32-33
    and Related Transactions

14. Exhibits, Financial        Annual Report 1997     pps 12-36
    Statement Schedules, and
    Reports on Form 8-K

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(13)  Annual Report 1997 to Security Holders.

      Oxford Residential Properties I Limited Partnership's Report dated December 31, 1997, follows on sequentially numbered pages 11 through 36 of this report.

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


Date:  4/10/98   By: /s/ Richard R. Singleton
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



Date:  4/10/98   By: /s/ Leo E. Zickler
       -------       --------------------------------------------
                         Leo E. Zickler
                         Chairman of the Board of Directors and
                           Chief Executive Officer



Date:  4/10/98   By: /s/ Francis P. Lavin
       -------       --------------------------------------------
                         Francis P. Lavin
                         President


    No proxy material has been sent to the Registrant's security holders. The Partnership's Annual Report 1997 is expected to be mailed to Assignee Unit Holders before April 30, 1998.

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                       Annual Report 1997























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

----------------------------------------------------------------------------------------------------------------------------
Selected Consolidated Financial Data (in thousands, except Net Income (Loss) per Assignee Unit and Weighted average number of Assignee Units Outstanding)
----------------------------------------------------------------------------------------------------------------------------

                                                         For the Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                              1997          1996         1995          1994            1993

Total Assets                                   $27,541        $27,860       $28,484       $29,215        $27,872
Investment Properties                          $24,423        $24,670       $25,063       $25,559        $25,837
Mortgage Notes Payable                         $21,145        $21,501       $21,828       $22,129        $19,049
Total Revenues from Apartment Operations       $ 7,461        $ 7,187       $ 6,895       $ 6,619        $ 6,426
Net Operating Income                           $ 3,830        $ 3,623       $ 3,463       $ 3,249        $ 3,244
Net Income (Loss)                              $   402        $   194       $  (184)      $   (62)       $  (286)
Net Income (Loss) Allocated to
Assignee Unit Holders                          $   394        $   190       $  (180)      $   (61)       $  (280)
Net Income (Loss) per Assignee Unit            $ 16.03        $  7.63       $ (7.07)      $ (2.37)       $(10.90)
Net Income (Loss) (tax basis)
per Assignee Unit                              $ (4.62)<F1>   $(12.29)<F3>  $(26.65)<F5>  $(25.50)<F7>   $(38.29)<F9>
Cash Distributions per Assignee Unit           $ 20.00 <F2>   $ 15.00 <F4>  $ 12.50 <F6>  $ 10.00 <F8>   $ 10.00 <F10>

Assignee Units Outstanding                      24,325         24,657        25,186        25,714         25,714
Weighted Average of Assignee                    24,582         24,940        25,515        25,714         25,714
Units Outstanding
Number of Assignee Unit Holders                  1,579 <F11>    1,712 <F11>   1,642 <F11>    2,163         2,172
Number of Investment Properties Owned                4              4             4              4             4
----------------------------------------------------------------------------------------------------------------------------

<F1>  Net income (loss) (tax basis) per Assignee Unit includes $(8.84) real estate rental loss per Assignee Unit,  and
      $4.22 in portfolio income per Assignee Unit.
<F2>  Includes semiannual distributions of $10.00 per Assignee Unit paid in August 1997 and February 1998.
<F3>  Net income (loss) (tax basis) per Assignee Unit includes $(17.05) real estate rental loss per Assignee Unit, and
      $4.76 in portfolio income  per  Assignee Unit.
<F4>  Includes  semiannual distributions of $7.50 per Assignee Unit paid in August 1996 and February 1997.
<F5>  Net loss (tax basis) per Assignee Unit includes $(31.58) real estate rental loss per Assignee Unit, and
      $4.93 in portfolio income per Assignee Unit.
<F6>  Includes semiannual distributions of $5.00 per Assignee Unit paid in August 1995 and $7.50 per Assignee Unit paid in February 1996.
<F7>  Net loss (tax basis) per Assignee Unit includes $(36.10) real estate  rental loss per  Assignee  Unit  pre-act passive loss, $6.39 in cancellation of indebtedness income per Assignee Unit, and $4.21 in  portfolio  income per
      Assignee Unit.
<F8>  Includes  semiannual distributions of $5.00 per Assignee Unit paid in August 1994 and February 1995.
<F9>  Net loss (tax basis) per Assignee Unit includes $(39.21) real estate rental loss per Assignee Unit pre-act passive loss and $.92 in portfolio income per Assignee Unit.
<F10> Includes distribution of $10 per Assignee Unit paid in March 1994.
<F11> ORP Acquisition Partners Limited Partnership, located at 7200 Wisconsin Avenue, Suite 1100, Bethesda, MD  20814,
      owns 4,997 Assignee Units, representing approximately 20.5% of the Assignee Units outstanding at December 31, 1997.
      Also, since July 1995, ORP has purchased, in the aggregate, 1,389 Assignee Units at a price of $332 per Assignee Unit.

-------------------------------------------------------------------
Community Descritions

-------------------------------------------------------------------
     The following paragraphs contain descriptions of each of the four properties comprising the Partnership's portfolio. Unless otherwise indicated, information provided herein is as of December 31, 1997.

Fairlane East, Dearborn, Michigan

     Fairlane East is a 244-unit conventional property, located in Dearborn, Michigan. Fairlane East was built in 1973 and consists of 26 buildings. The buildings are of wood frame construction with brick and wood trim. The property is located on Rotunda Road. To the north is single-family residential, to the east is industrial, to the south is the Ford Land Development Maintenance Center, and to the west is a retirement center and the Ford World
Headquarters.       Fairlane   East  is    convenient  to shopping,
restaurants, churches, and public transportation. Amenities include a washer and dryer in each unit, a swimming pool and a clubhouse. Average occupancy was 96% in 1997 and 98% in 1996.

    Property improvements completed for the year ended December 31, 1997 primarily include fence and deck replacements, carpet, vinyl floor and appliance replacements, HVAC repairs and replacements, structural repairs, roof replacements, asphalt repairs, sidewalks and curb replacements, interior and exterior painting, cabinet and counter replacements, and landscaping improvements.

     There are three comparable apartment communities containing an aggregate of approximately 1,100 apartment units located in the Dearborn area within a five-mile radius of the site. Average occupancy at these communities was approximately 96% as of December 31, 1997. Additionally, a 172-unit rental community is to be built next door to Fairlane East in 1998, with lease up beginning in 1999 after completion of the entire property.

The Landings, Indianapolis, Indiana

     The Landings is a 150-unit property located in northeastern Indianapolis, Indiana. The property is approximately 15 minutes from the downtown business district. The Landings is located at 78th Street and Keystone Avenue between the popular areas of Keystone at the Crossing and Broad Ripple, and is convenient to shopping, entertainment, parks, major thoroughfares, and public transportation. The property was built in 1974 and consists of nine wood frame constructed buildings with brick and aluminum siding and wood trim. The property is located on 27.3 acres along the White River and surrounds a lake that opens to the White River. Amenities include a clubhouse with party and billiard room, boat launch ramp to the river, boat storage, a sand volleyball court, two lighted tennis courts, a basketball court area, and a swimming pool. Average occupancy was 91% in 1997 and 94% in 1996.

     Project improvements completed for the year ended December 31, 1997 primarily include carpet, vinyl floor and appliance replacements, balcony replacements, landscaping, asphalt repairs, HVAC repairs and replacements, refurbishment of clubhouse, structural repairs, and exterior and interior painting.

     There is one comparable apartment community, containing an aggregate of approximately 314 units, located within two miles of The Landings. Average occupancy at this community was approximately 99% as of December 31, 1997. An additional three properties with an aggregate total of approximately 900 apartment units are under construction in the Indianapolis area within a six-mile radius of the site. The properties are scheduled to be completed in late 1998 to early 1999.


Raven Hill, Burnsville, Minnesota

      Raven Hill is a 304-unit apartment community located in Burnsville, Minnesota, a suburb south of Minneapolis. It is convenient to the Minneapolis central business district, as well as the suburban employment centers of the Twin Cities of Minneapolis and St. Paul. The property was built in 1971 and is one of the older communities in its submarket. Amenities include two guest suites, indoor and outdoor swimming pools, a spa, tennis courts, an indoor racquetball court, and two entertainment centers. Average occupancy was 97% in 1997 and 93% in 1996.

    Property improvements completed for the year ended December 31, 1997 primarily include roof replacements, window and siding
replacement,  installation   of        surveillance        cameras,
interior/exterior lighting replacement, carpet and vinyl replacements, appliance painting and replacements, interior painting, door replacements, boiler repairs, structural repairs, plumbing repairs, landscaping improvements, air conditioner replacements, ventilator fans, and elevator improvements.

    There are no comparable apartment communities located in the Burnsville area within close proximity of Raven Hill. Similarly, there are no known rental communities under construction in this market area.

Shadow Oaks, Tampa, Florida

     Shadow Oaks is a 200-unit apartment community built in 1984 and is located in a neighborhood consisting of middle-and upper-middle-class single-family homes close to various commercial centers. Shadow Oaks is located in northeast Tampa, between the University of South Florida and Carrollwood areas. Amenities include playground, pool, whirlpool, tennis court, picnic area, volleyball court, and laundry facilities. There has been significant building of apartments in Tampa and the surrounding area and, as a result, Shadow Oaks competes for residents with a considerable number of newer apartment developments located in nearby neighborhoods. Average occupancy was 95% in 1997 and 92% in 1996.

    Property improvements completed for the year ended December 31, 1997 primarily include carpet, vinyl floor and appliance replacements, roof repairs, exterior structural repairs, interior painting, furniture, installation of heat pumps, HVAC repairs and replacement, lighting supplies, and landscaping improvements.

     There are three comparable apartment communities containing an aggregate of approximately 1,200 apartment units located in the Tampa area within a three-mile radius of the site. Average occupancy at these communities was approximately 95% as of December 31, 1997. There are no known apartment communities under construction in the Shadow Oaks market area.

-----------------------------------------------------------------------------------------------------------------------------
Average Occupancy

-----------------------------------------------------------------------------------------------------------------------------
The average occupancy for each of the four investment properties is shown in the following chart:
                                              Average               For the Quarter Ended           Average
Property/                     Acquisition    Occupancy    -------------------------------------    Occupancy
Location                          Date         1996       3/31/97  6/30/97   9/30/97   12/31/97       1997
-----------------------------------------------------------------------------------------------------------------------------
Fairlane East                   12/23/85        98%         96%       97%       98%       94%         96%
Dearborn, Michigan
The Landings                    10/31/84        94%         86%       91%       94%       93%         91%
Indianapolis, Indiana
Raven Hill                      12/24/86        93%         94%       97%       97%       98%         97%
Burnsville, Minnesota
Shadow Oaks                     02/07/85        92%         94%       92%       95%       98%         95%
Tampa, Florida
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                    1997 Operating Results  (in thousands)


                                 Average Rent
                                Collected <F1>                                   NOI
                              ------------------                           Before Property                         NOI
Property/            No. of   December  December  Apartment  Apartment      Improvements      Property           Before
Location              Units    1997      1996      Revenues   Expenses    & Debt Service    Improvements<F2>  Debt Service
-----------------------------------------------------------------------------------------------------------------------------
Fairlane East          244     $963      $933       $2,737    $1,054          $1,683         $  328           $1,355
Dearborn, Michigan
The Landings           150     $599      $589        1,045       547             498            180              318
Indianapolis, Indiana
Raven Hill             304     $705      $688        2,543     1,433           1,110            506              604
Burnsville, Minnesota
Shadow Oaks            200     $466      $449        1,136       597             539            188              351
Tampa, Florida
-----------------------------------------------------------------------------------------------------------------------------
     Total             898                          $7,461    $3,631          $3,830         $1,202           $2,628
=============================================================================================================================

<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents total property improvement costs incurred during 1997, including $924,000 in capitalized costs.

-----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------
Report of Management
------------------------------------------------------------------------------

    The following report provides additional information about the consolidated financial condition of Oxford Residential Properties
I Limited Partnership ("ORP" or the "Partnership") as of December 31, 1997, and its consolidated results of operations and cash flows for the three years ended December 31, 1997, 1996 and 1995.
This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Annual Report.

Recent Developments

    On behalf of the Partnership, Oxford Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units at such prices as may be set by the Managing General
Partner from time to time. The prices that will be paid will be established by reference to prevailing secondary market prices that will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by the Partnership. Since July 1995, ORP has purchased, in the aggregate, 1,389 Assignee Units for approximately $461,000.

Liquidity and Capital Resources

    Current Position. At December 31, 1997, ORP held $1,503,000 in cash and cash equivalents and the working capital reserve, compared to $1,560,000 at December 31, 1996. The decrease of $57,000 is primarily attributable to increases in property net operating incomes offset by: (i) the distributions made on
February  28,  1997  and  August  28,  1997  to  Partners  of  record  as   of
December 31, 1996 and June 30, 1997 totaling $185,000 and $247,000, respectively, (ii) the purchase of Assignee Units during the year ended December 31, 1997 totaling $110,000, and
(iii) the payment of administrative costs for the year ended December 31, 1997 totaling $199,000.

     Other Assets shown on the accompanying consolidated Balance Sheet increased by $55,000 to $1,028,000 at December 31, 1997 from $973,000 at December 31, 1996. The increase in Other Assets is primarily a result of an increase in other receivables and escrows. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $901,000. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and
Prepaid Expenses totaling $39,000 and $88,000, respectively, are also included in Other Assets.

      Unamortized    deferred    costs    related    to    organization    and
refinancing   costs   (discussed   in   prior   reports)   at   December   31,
1997   were   $424,000,   compared  to  $522,000   at   December   31,   1996.
These costs are being amortized over the term of the mortgages.

    Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $1,202,000 were made for the year ended December 31,
1997,   compared  to  $1,046,000  for  the  same  period  in  1996.   Of   the
$1,202,000   of   property   improvements,  $924,000   was   capitalized   for
financial statement purposes for the year ended December 31, 1997, compared to $740,000 of the $1,046,000 of property improvements for the same period in 1996.

-------------------------------------------------------------------
Report of Management
-------------------------------------------------------------------
    Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of December 31, 1997 and December 31, 1996, deferred property management fees to NHP amounted to $560,000 and $411,000, respectively.

Results of Operations

     The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by each of the four investment properties for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, is as follows:

-------------------------------------------------------------------
                                            (in thousands)
Property                                1997      1996      1995
-------------------------------------------------------------------

Fairlane East, Dearborn, Michigan     $1,683    $1,590    $1,560
The Landings, Indianapolis, Indiana      498       501       462
Raven Hill, Burnsville, Minnesota      1,110     1,045       990
Shadow Oaks, Tampa, Florida              539       487       451
-------------------------------------------------------------------
   Total Net Operating Income         $3,830    $3,623    $3,463
===================================================================

     In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by the Partnership in 1997 increased by 5.7% compared to 1996. Set forth below is a discussion of the properties which compares their respective operations for the years ended December 31, 1997, 1996 and 1995.

1997 versus 1996

Fairlane East

      Fairlane East's net operating income for the year ended December 31, 1997 increased by 5.9% from the same period in 1996 due to a 3.3% increase in revenues and an 0.7% decrease in apartment expenses. The increase in revenues was attributed to a stronger economy in the Dearborn, Michigan area due to new commercial development. In the Detroit metropolitan area, population growth and unemployment rates improved during 1997. The competitive services and rental rates, along with impressive curb appeal, were contributing factors to the improvement in occupancy. Average occupancy in 1997 decreased to 96% from 98% in 1996. During 1997, the Partnership expended $328,000 on property improvements, including 248,000 capitalized for accounting purposes.

The Landings

     The Landings' net operating income for the year ended December 31, 1997 decreased by less than 1% from the same period in 1996 due to a 1% increase in revenues and a 2.5% increase in apartment expenses. The increase in apartment expenses was primarily attributable to an increase in maintenance and operating expenses. Average occupancy in 1997 decreased to 91% from 94% in
1996. The Managing General Partner believes that this decrease in occupancy is due to the decline in interest rates during 1997 which, in turn, led to an increase in the purchase of new homes by tenants. During 1997, the Partnership expended $180,000 on property improvements, including $114,000 capitalized for accounting purposes.

Raven Hill

     Raven   Hill's   net  operating  income  for  the  year  ended   December
31, 1997 increased by 6.2% from the same period in 1996 due to a 4.6% increase in revenues and a 3.3% increase in apartment expenses. The increase in apartment expenses was primarily attributable to an increase in property taxes and operating and administrative expenses. Occupancy in 1997 increased to 97% from 93% in 1996. The Partnership expended $506,000 for property improvements during 1997, including $418,000 that was capitalized for accounting purposes.

Shadow Oaks

   Shadow Oaks' net operating income for the year ended December 31, 1997 increased by 10.7% from the same period in 1996 due to a 6.2% increase in revenues and a 2.5% increase in apartment expenses. The average occupancy in 1997 increased by 3 percentage points to 95%, compared to 92% in 1996. The increase in apartment expenses is attributable to an increase in maintenance and operating expenses, offset by decreases in administrative and marketing expenses and property taxes. During 1997, the Partnership expended $188,000 on property improvements, including $144,000 that was capitalized for accounting purposes.

1996 versus 1995

Fairlane East

      Fairlane East's net operating income for the year ended December 31, 1996 increased by 1.9% from the same period in 1995 due to a 3.1% increase in revenues and a 4.8% increase in apartment expenses. The increase in apartment expenses was primarily attributable to an increase in maintenance, operating, administrative, and marketing expenses. Average occupancy for the year ended December 31, 1996 decreased to 98% from 99% in
1995.    During   1996,   the  Partnership  expended  $343,000   on   property
improvements,     including     $270,000    capitalized     for     accounting
purposes.

The Landings

     The   Landings'  net  operating  income  for  the  year  ended   December
31, 1996 increased by 8.4% from the same period in 1995 due to a 4.1% increase in revenues and less than a 1% increase in apartment expenses. The Indianapolis rental housing market remained strong for most of 1996. By the end of 1996, the outlook of the local economy continued to be generally favorable, although the rental market had begun to show some softness.
Average occupancy in 1996 and 1995 was 94%. During 1996, the Partnership expended $133,000 on property improvements, including $87,000 capitalized for accounting purposes.

Raven Hill

     Raven   Hill's   net  operating  income  for  the  year  ended   December
31, 1996 increased by 5.6% from the same period in 1995 due to a 5% increase in revenues and a 4.6% increase in apartment expenses. The increase in apartment expenses was primarily attributable to an increase in maintenance and operating expenses and property taxes, offset by a decrease in administrative expenses. Average occupancy for the year ended December 31, 1996 decreased to 93% from 95% in 1995. The Partnership expended $482,000 for property improvements during 1996, including $338,000 capitalized for accounting purposes.

Shadow Oaks

     Shadow   Oaks'   net  operating  income  for  the  year  ended   December
31, 1996 increased by 8% from the same period in 1995 due to a 5.5% increase in revenues and a 3.6% increase in apartment expenses. The increase in apartment expenses was primarily attributable to an increase in maintenance and operating expenses, offset by a decrease in administrative expenses and property taxes. Average occupancy in 1996 and 1995 was 92%. During 1996, the Partnership expended $88,000 on property improvements, including $45,000 capitalized for accounting purposes.

1995 versus 1994

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

The Landings

     The   Landings'  net  operating  income  for  the  year  ended   December
31, 1995 decreased by 11% from the same period in 1994 due to a 1.2% increase in revenues and a 14.9% increase in apartment expenses. The increase in apartment expenses was primarily attributable to an increase in property taxes and maintenance and operating expenses. The property taxes in 1994 included a refund for approximately $13,000 due to a successful appeal of the prior year's taxes. Average occupancy for the year ended December 31,
1995 decreased to 94% from 96% in 1994. During 1995, the Partnership expended $111,000 on property improvements, including $73,000 capitalized for accounting purposes.

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

Consolidated Statements of Operations-Other Income and Deductions

      Other     income     was    $330,000,    $312,000,     and     $228,000,
respectively, for the years ended December 31, 1997, 1996 and 1995. The increase was primarily due to an increase in interest earned on certain escrow accounts.

    The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $1,758,000, $1,786,000, and $1,812,000, respectively,
and    principal    incurred   was   $356,000,   $330,000,    and    $304,000,
respectively,   for   the   years   ended  December   31,   1997,   1996   and
1995.

    Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,171,000, $1,133,000, and $1,097,000,
respectively. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $98,000. Depreciation expense increased due to the addition of capitalized property
improvements   during   the  years  ended  December   31,   1997,   1996   and
1995.

    For   the  years  ended  December  31,  1997,  1996  and  1995,   of   the
total     property    improvements    in    the    aggregate     amount     of
$1,202,000,     $1,046,000,    and    $857,000,    respectively,     $278,000,
$306,000,     and     $255,000,    respectively,    were     classified     as
refurbishment expenses for financial statement purposes. The remaining balances of $924,000, $740,000, and $602,000, respectively, were capitalized for financial statement purposes.

    Interest  income  for  the  years  ended  December  31,  1997,  1996   and
1995    was    $76,000,    $78,000    and   $101,000,    respectively.     The
decrease was primarily due to a decrease in cash and cash equivalents during 1997, as compared to 1996 and 1995.

    ORP's   administrative  expenses  for  the  years   ended   December   31,
1997,    1996    and   1995   were   $199,000,   $184,000,    and    $209,000,
respectively.

     In the aggregate, the net income, after debt service, refurbishment expenses, and other deductions, reported by ORP for the year ended December 31, 1997 increased by $208,000, or 107%, from net income of $194,000 at December 31,1996, to a net income of $402,000 for December 31, 1997. The increase is primarily attributed to improvement in property operations.

------------------------------------------------------------------------------
Report of Independent Accountants

------------------------------------------------------------------------------

To the Partners and Assignee Unit Holders of Oxford Residential
Properties I Limited Partnership:

    We have audited the accompanying consolidated balance sheets of Oxford Residential Properties I Limited Partnership and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.







                                                  /s/ Coopers & Lybrand L.L.P.
                                                  ----------------------------
                                                      Coopers & Lybrand L.L.P.

Washington, D.C.
February 5, 1998

Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
---------------------------------------------------------------------

December 31,                                     1997        1996
---------------------------------------------------------------------
Assets
Investment properties, at cost
  Land                                         $ 3,681     $ 3,681
  Buildings and improvements, net of
    accumulated depreciation of $14,827
    and $13,656, respectively                   20,742      20,989
---------------------------------------------------------------------
      Total Investment Properties               24,423      24,670
---------------------------------------------------------------------
Cash and cash equivalents                        1,068       1,106
Working capital reserve                            435         454
Tenant security deposits                           163         135
Deferred costs, net of amortization of
  $2,493 and $2,395, respectively                  424         522
Other assets                                     1,028         973
---------------------------------------------------------------------
                                                 3,118       3,190
---------------------------------------------------------------------
      Total Assets                             $27,541     $27,860
=====================================================================
Liabilities and Partners' Capital
Liabilities
  Mortgage notes payable                       $21,145     $21,501
  Accounts payable and accrued expenses            471         472
  Distributions payable                            243         185
  Other liabilities                                560         411
  Tenant security deposits                         163         135
---------------------------------------------------------------------
      Total Liabilities                         22,582      22,704
---------------------------------------------------------------------
Commitments and contingencies (Notes 10 and 11)

Partners' Capital
  General Partners                             (1,032)      (1,040)
  Assignor Limited Partner                          1            1
  Assignee Unit Holders (25,714 Assignee
  Units issued and 24,325 outstanding
  for 1997; 24,657 outstanding for 1996)        5,990        6,195
---------------------------------------------------------------------
      Total Partners' Capital                   4,959        5,156
---------------------------------------------------------------------
      Total Liabilities and Partners' Capital $27,541      $27,860
=====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net
  Income (Loss) per Assignee Unit and Weighted average number of
  Assignee Units Outstanding)
---------------------------------------------------------------------
For the Years Ended December 31,         1997       1996      1995
---------------------------------------------------------------------
Apartment Revenues
  Rental income                        $ 7,131    $ 6,875   $ 6,667
  Other income                             330        312       228
---------------------------------------------------------------------
    Total Apartment Revenues             7,461      7,187     6,895
---------------------------------------------------------------------
Apartment Expenses
  Maintenance                            1,187      1,183     1,122
  Operating                                639        633       583
  Administrative                           441        433       467
  Property management fees                 373        356       342
  Property taxes                           875        851       815
  Marketing                                116        108       103
---------------------------------------------------------------------
    Total Apartment Expenses             3,631      3,564     3,432
---------------------------------------------------------------------
Net Operating Income                     3,830      3,623     3,463
---------------------------------------------------------------------
Other Deductions
  Interest expense                       1,758      1,786     1,812
  Depreciation and amortization          1,269      1,231     1,195
  Refurbishment expenses                   278        306       255
  Interest income                          (76)       (78)     (101)
  Partnership administrative expenses      199        184       209
  Litigation and tender compliance           0          0       277
---------------------------------------------------------------------
    Total Other Deductions               3,428      3,429     3,647
---------------------------------------------------------------------
Net Income (Loss)                      $   402    $   194   $  (184)
=====================================================================
Net Income (Loss) Allocated to Assignee
  Unit Holders                         $   394    $   190   $  (180)
=====================================================================
Net Income (Loss) per Assignee Unit    $ 16.03    $  7.63   $ (7.07)
=====================================================================
Weighted Average Number of Assignee
  Units Outstanding                     24,582     24,940    25,515
=====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
---------------------------------------------------------------------

                                  Limited Partners'
                                     Interests
                                 ------------------
                                  Assignee Assignor
For the Years Ended December 31,    Unit   Limited  General
1997, 1996 and 1995               Holders  Partner  Partners   Total
---------------------------------------------------------------------
Balance,  January 1, 1995          $7,229    $1     $(1,040)  $6,190
---------------------------------------------------------------------
Net loss                             (180)    0          (4)    (184)
Distributions to Assignee Unit
  Holders                            (318)    0           0     (318)
Purchase of Units                    (178)    0           0     (178)

---------------------------------------------------------------------
Balance, December 31, 1995          6,553     1      (1,044)   5,510
---------------------------------------------------------------------

Net income                            190     0           4      194
Distributions to Assignee Unit
  Holders                            (372)    0           0     (372)
Purchase of Units                    (176)    0           0     (176)

---------------------------------------------------------------------
Balance, December 31, 1996          6,195     1      (1,040)   5,156
---------------------------------------------------------------------

Net income                            394     0           8      402
Distributions to Assignee Unit
  Holders                            (489)    0           0     (489)
Purchase of Units                    (110)    0           0     (110)

---------------------------------------------------------------------
Balance, December 31, 1997         $5,990    $1     $(1,032)  $4,959
=====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
---------------------------------------------------------------------
For the Years Ended December 31,          1997       1996       1995
---------------------------------------------------------------------
Operating activities
  Net income (loss)                      $  402     $  194    $ (184)
  Adjustments to reconcile net income
       (loss) to net cash provided
        by operating activities:
    Depreciation and amortization         1,269      1,231     1,195
  Changes in assets and liabilities:
    Tenant security deposits liability       28         14        29
    Tenant security deposits                (28)       (14)      (29)
    Other assets                            (55)       (58)     (168)
    Accounts payable and accrued expenses    (1)       (96)       23
    Other liabilities                       149        143       137
----------------------------------------------------------------------
Net cash provided by operating activities 1,764      1,414     1,003
----------------------------------------------------------------------

Investing activities
  Working capital reserve                    19        380       (42)
  Additions to investment properties       (924)      (740)     (603)
  Sale of land                                0          0         2
----------------------------------------------------------------------
Net cash used in investing activities      (905)      (360)     (643)
----------------------------------------------------------------------

Financing activities
  Distributions paid                       (431)      (376)     (257)
  Mortgage principal paid                  (356)      (327)     (301)
  Purchase of Assignee Units               (110)      (176)     (178)
----------------------------------------------------------------------
Net cash used in financing activities      (897)      (879)     (736)
----------------------------------------------------------------------
Net (decrease) increase in cash and
  cash equivalents                          (38)       175      (376)
Cash and cash equivalents,
beginning of year                         1,106        931     1,307
----------------------------------------------------------------------
Cash and cash equivalents, end of year   $1,068     $1,106    $  931
======================================================================
The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------
Notes to Consolidated Financial Statements
----------------------------------------------------------------------

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

   The Partnership sold $25,714,000 in Assignee Unit interests in a public offering that concluded in October 1985. There is currently no established public market in which the Assignee Units are traded. On behalf of the Partnership, Oxford
Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units. The Partnership will consider the purchase of Assignee Units at such prices as may be set by the Managing General Partner from time to time. The prices that will be paid will be established by reference to prevailing secondary market prices that will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by the Partnership. Since July 1995, the Partnership has purchased, in the aggregate, 1,389 Assignee Units.

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

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

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

    Statements of cash flows. Since the consolidated statements of cash flows are intended to reflect only cash receipts and cash payment activity, the statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This noncash activity consists of distributions payable of $243,000, $185,000, and $189,000 at December 31, 1997, 1996 and 1995,
respectively.

    Interest on mortgage loans paid in 1997, 1996 and 1995 was $1,758,000, $1,789,000, and $1,814,000, respectively.

    Cash and cash equivalents.  Cash and cash equivalents consist of  all  demand deposits and government money market funds stated
at   cost,   which  approximates  market  value,  with   original
maturities of three months or less.

Note 3.  Working Capital Reserve

    Working Capital Reserve. The Partnership established an initial working capital reserve in the amount of $1,286,000 in 1985 from net offering proceeds received in excess of investment properties acquired. Funds in the reserve, which are invested in United States Treasury Bills, are stated at cost, which approximates market value. The Partnership Agreement permits additions to the reserve of such amounts derived from the operations of residential properties as deemed advisable by the Managing General Partner. All funds held in the working capital reserve will be available to fund renovations and repairs, operating deficits, and other contingencies of the residential properties. Funds held in the working capital reserve also can be used to supplement distributions to the Assignee Unit Holders. The balance of the working capital reserve at December 31, 1997 was $435,000.

----------------------------------------------------------------------
Notes to Consolidated Financial Statements
----------------------------------------------------------------------

Note 4.  Investment Properties

Information regarding the four investment properties is listed below.

----------------------------------------------------------------------
Schedule of Carrying Values (in thousands)
----------------------------------------------------------------------
                         Date of       Purchase Carrying       No. of
    Property           Acquisition      Price    Values <F1>   Units

Fairlane East
Dearborn, Michigan       12/23/85      $12,100    $ 9,180        244

The Landings
Indianapolis, Indiana    10/31/84        4,050      3,102        150

Raven Hill
Burnsville, Minnesota    12/24/86       12,159      7,165        304

Shadow Oaks
Tampa, Florida           02/07/85        7,138      4,976        200
                                       -------------------------------
                                       $35,447    $24,423        898
======================================================================
Reconciliation of Real Estate (in thousands)
----------------------------------------------------------------------
For the Years Ended December 31,          1997       1996       1995
----------------------------------------------------------------------
Balance, beginning of period           $38,326    $37,586    $36,985

Sale of Land                                 0          0         (2)

Capitalized Improvements                   924        740        603
                                       -------------------------------
Balance, end of period                 $39,250    $38,326    $37,586
======================================================================
Reconciliation of Accumulated Depreciation (in thousands)
----------------------------------------------------------------------
For the Years Ended December 31,         1997       1996       1995
----------------------------------------------------------------------
Balance, beginning of period           $13,656    $12,523    $11,426

Depreciation expense for period          1,171      1,133      1,097
                                      --------------------------------
Balance, end of period                 $14,827    $13,656    $12,523
======================================================================

<F1>  All of the properties were appraised by Blake & Associates in
      September 1993 in connection with the portfolio refinancing. The aggregate appraised value of the properties was $30,000,000. The carrying value represents land and building including capitalized improvements to date, less accumulated depreciation to date.

----------------------------------------------------------------------
Notes to Consolidated Financial Statements
----------------------------------------------------------------------

Note 4.  Investment Properties (continued)

For the Year Ended December 31, 1997 (in thousands)


                                                   Cost Captlzd
                                 Initial Cost      Subsquent to   Gross Amount Carried at
                                to Partnership     to Acqustion     Close of Period<F1>
                              -------------------  ------------  -------------------------
                                                                                                                      Life upon
                                                                                                                      which Depr.
                                                                                                                      in Latest
                                                   Imprvmnts                                                          Inc. Stmnt.
                                        Bldgs. &       &               Bldgs. &              Accum   Date of  Date    is Comptd.
Description       Encumbrances  Land  Imprvmnts   Adjmts<F2>   Land  Imprvmnts  Total<F3>  Deprec.   Const.  Aquired   (Yrs.)
--------------------------------------------------------------------------------------------------------------------------------

Fairlane East Apts.  $  9,716  $ 1,251  $11,159    $ 2,190     $1,251   $13,348   $14,599   $ 5,419    1973   12/23/85   5-25
Dearborn, Michigan
(244 units - garden
apartments)

The Landings            3,203      552    3,594        894        562     4,478     5,040     1,938    1974   10/31/84   5-25
Indianapolis, Indiana
(150 units - garden
apartments)

Raven Hill Apts.        4,893      909   11,603       (921)<F4>   909    10,684    11,593     4,427    1971   12/24/86   5-25
Burnsville, Minnesota
(304 units - garden
apartments)

Shadow Oaks Apts.       3,333      962    6,636        422        959     7,059     8,018     3,043    1984   02/07/85   5-25
Tampa, Florida
(200 units - garden
apartments)
                     --------------------------------------------------------------------------------
TOTAL                $ 21,145  $ 3,674  $32,992    $ 2,585     $3,681   $35,569   $39,250   $14,827
                     ================================================================================

<F1>  No material intercompany profits are included in the carrying value of real estate apartment properties.
<F2>  Net of seller guarantee payments.
<F3>  The aggregate cost for federal income tax purposes is $42,356,000.
<F4>  Includes a reduction in carrying value of $2,840,000 recorded in 1991.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Note 6.  Mortgage Notes Payable

    Effective January 12, 1994, separate mortgage loans were made to each of the four new ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of December 31, 1997, the total outstanding balance of the four mortgage notes payable was $21,145,000. The properties are in compliance with their respective loan agreements as of December 31, 1997.

The individual outstanding mortgage notes payable as of December 31, 1997 and monthly debt service are as follows:

---------------------------------------------------------------------
Property Collateralizing Debt           Outstanding     Monthly
(in thousands)                           Mortgage   Debt Service<F1>
---------------------------------------------------------------------
Fairlane East, Dearborn, Michigan        $ 9,716         $ 81
The Landings, Indianapolis, Indiana        3,203           26
Raven Hill, Burnsville, Minnesota          4,893           41
Shadow Oaks, Tampa, Florida                3,333           28
---------------------------------------------------------------------
                                         $21,145         $176
=====================================================================

<F1>  Includes principal and interest.

Principal amortization (in thousands) over the next five years is as follows:

               Year         Amortization
               ----         ------------
               1998              $386
               1999              $419
               2000              $455
               2001              $493
               2002              $536

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

    The mortgage notes require the establishment and maintenance of escrow subaccounts for each property. These subaccounts are the Basic Carrying Costs Subaccount, the Debt Service Payment Subaccount, the Recurring Replacement Reserve Subaccount, the Operations and Maintenance Expense Subaccount, the Liquidity Reserve Subaccount, and the Curtailment Reserve Subaccount. The Basic Carrying Costs Subaccount and Liquidity Reserve Subaccount were initially funded in full out of loan proceeds for all properties at the mortgage closing. A temporary Engineering/Capital Replacement Reserve Subaccount was also established at closing for all properties, except Shadow Oaks, to pay for necessary capital improvements identified during the lender's due diligence review of the properties. The permanent subaccounts, except the Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount, will hereafter be directly funded and maintained monthly, as needed, from property income (except security deposits), in accordance with formulas established in the loan agreement and based on expenditures required in the following month. The Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount would be established if the borrowers have not provided a written commitment for the refinancing of the existing loans on or before six months prior to the maturity dates of the existing loans. The subaccounts will be funded monthly in the order listed above, except for certain changes that may occur in the year prior to maturity of the respective loans. Excess income from each property will be distributed to the applicable borrower after all subaccounts that must be funded at that time have been fully funded in the given month, according to the terms of the Loan Agreement. As of December 31, 1997, the escrow subaccounts total $901,000 and are included in Other Assets in the accompanying Consolidated Balance Sheets.

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

Note 7.  Transactions with Affiliates

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to this affiliate for the years ended December 31, 1997, 1996 and 1995 were $65,000, $56,000, and $65,000, respectively, for administrative and accounting related costs.

   An affiliate of NHP Management Company, the property manager, has a separate services agreement with Oxford Realty Financial Group, Inc. ("ORFG"), an affiliate of the Managing General Partner, pursuant to which ORFG provides certain services to NHP in exchange for service fees in an amount equal to 25.41% of all fees collected by NHP from certain properties, including those owned by the Partnership.

Note 8.  Other Liabilities

   Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $149,000, $143,000, and $137,000 for the years ended December 31, 1997, 1996 and 1995, respectively, have been deferred. The Managing General Partner has determined that the property manager is not an affiliate of the Partnership.

-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 9.  Taxable Loss

   A reconciliation of the major differences between net (income) loss for the consolidated financial statements and net (income) loss for tax purposes is as follows:

-----------------------------------------------------------------
                                            (in thousands)
December 31,                           1997     1996       1995
-----------------------------------------------------------------
Net (income) loss per consolidated
 financial statements               $  (402)   $ (194)    $  184
Excess tax depreciation                 518       507        510
-----------------------------------------------------------------
Net loss for tax reporting purposes $   116    $  313     $  694
=================================================================
Per Assignee Unit:
Net (income) loss per consolidated
 financial statements               $(16.03)   $(7.63)    $ 7.07
Excess tax depreciation               20.65     19.92      19.58
-----------------------------------------------------------------
Net loss for tax reporting purposes $  4.62    $12.29     $26.65
=================================================================

Note 10.  Commitments and Contingencies

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

Note 11.  Subsequent Events

   On February 27, 1998, ORP made a semi-annual cash distribution of approximately $243,000 or $10.00 per Assignee Unit to Assignee
Unit Holders of record as of December 31, 1997.

-------------------------------------------------------------------
Distribution Information
-------------------------------------------------------------------

The following table sets forth, on a semiannual basis, all distributions declared since inception of the Partnership.

                                       Amount Distributed<F1>
-------------------------------------------------------------------
      Six months ended<F1>       Per Assignee Unit   Investors<F2>
-------------------------------------------------------------------
1997
      December 31, 1997                $ 10.00         $  243,250
       June 30, 1997                   $ 10.00         $  246,570
-------------------------------------------------------------------
1996
      December 31, 1996                $  7.50         $  184,928
       June 30, 1996                   $  7.50         $  187,095
-------------------------------------------------------------------
1995
      December 31, 1995                $  7.50         $  188,895
       June 30, 1995                   $  5.00         $  128,570
-------------------------------------------------------------------
1994
      December 31, 1994                $  5.00         $  128,570
       June 30, 1994                   $  5.00         $  128,570
-------------------------------------------------------------------
1993
      December 31, 1993                $ 10.00         $  250,140
       June 30, 1993                   $  0.00         $        0
-------------------------------------------------------------------
1992
      December 31, 1992                $  0.00         $        0
       June 30, 1992                   $  0.00         $        0
-------------------------------------------------------------------
1991
      December 31, 1991                $  0.00         $        0
       June 30, 1991                   $  0.00         $        0
-------------------------------------------------------------------
1990
      December 31, 1990                $  5.00         $  128,570
       June 30, 1990                   $  5.00         $  128,570
-------------------------------------------------------------------
1989
      December 31, 1989                $  5.00         $  128,570
       June 30, 1989                   $ 10.00         $  257,140
-------------------------------------------------------------------
1988
      December 31, 1988                $ 12.60         $  323,995
       June 30, 1988                   $ 12.40         $  318,854
-------------------------------------------------------------------
1987
      December 31, 1987                $ 20.37         $  523,775
       June 30, 1987                   $ 24.35         $  626,237
-------------------------------------------------------------------
1986
      December 31, 1986                $ 20.76         $  533,732
       June 30, 1986                   $ 25.00         $  642,880
-------------------------------------------------------------------
1985
      December 31, 1985 (3)            $ 12.93         $  332,381
-------------------------------------------------------------------
Total                                  $220.91         $5,638,292
===================================================================

<F1> Distributions  in  all cases were paid  in  the  second  month following the six-month period to which the distribution relates.
<F2> The  aggregate amount distributed to Investors since inception is approximately $5,638,000, or approximately 22%, of their original investment.
<F3> Assumes Investors were admitted in July 1985.

-------------------------------------------------------------------
General Partnership Information
-------------------------------------------------------------------

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

Legal Counsel
Shaw, Pittman, Potts & Trowbridge
Washington, D.C.

Independent Accountants
Coopers & Lybrand L.L.P.
Washington, D.C.

Transfer Agent and Registrar
MMS Escrow & Transfer Agency, Inc.
P.O. Box 7090
Troy, Michigan 48007-9921

Managing General Partner
Oxford Residential Properties I Corporation
7200 Wisconsin Avenue, 11th Floor
Bethesda, Maryland 20814

The Annual Report on Form 10-K for theYear Ended December 31,
1997, filed withSecurities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:

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

  The  Annual Report on Form 10-K for the year ended December 31,
  1997, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550