Form 10-Q
period 1998-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1998-05-15
CIK 744786

<PAGE 1>
=================================================================

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                     ----------------------
                            FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----      THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from__________to___________
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

Index to Exhibits is on page 3.
=================================================================
<PAGE 2>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

    The financial statements of the Partnership, and the notes thereto, are incorporated herein by reference to sequentially numbered pages 10 through 15 included in ORP's Quarterly Report
(Unaudited).

Item 2.    Management's   Discussion   and  Analysis of Financial
           Condition and Results of Operations.

    A discussion of ORP's financial condition and results of operations for the three-month period ended March 31, 1998, is incorporated herein by reference to sequentially numbered pages 6 through 9 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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






<PAGE 3>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(11) Statement regarding computation of per share earnings.

     The information to compute earnings per share is provided in the financial statements and notes thereto of the Oxford Residential Properties I Limited Partnership's Quarterly Report (Unaudited) to Assignee Unit Holders, attached as
     Exhibit 20 (sequentially numbered pages 10 through 15).

(20) Report furnished to security holders.

     Oxford   Residential   Properties  I  Limited  Partnership's
     Quarterly Report (Unaudited) dated March 31, 1998, follows on sequentially numbered pages 5 through 16 of this report.

(27) Financial Data Schedule.


































<PAGE 4>

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

Date: 05/15/98   By:  /s/ Richard R. Singleton
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


Date: 05/15/98   By:  /s/ Leo E. Zickler
      --------        -------------------------------------------
                      Leo E. Zickler
                      Chairman of the Board of Directors and
                        Chief Executive Officer



Date: 05/15/98   By:  /s/ Francis P. Lavin
      --------        -------------------------------------------
                      Francis P. Lavin
                      President















<PAGE 5>












       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                         March 31, 1998























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





<PAGE 6>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of March 31, 1998, and its consolidated results of operations and cash flows for the quarter ended March 31, 1998. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On behalf of the Partnership, Oxford Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units at such prices as may be set by the Managing General Partner from time to time. The prices that will be paid will be established by reference to prevailing secondary market prices that will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by the Partnership. Since July 1995, ORP has purchased, in the aggregate, 1,389 Assignee Units for approximately $461,000. No Assignee Units, however, were purchased by ORP during the quarter ended March 31, 1998.

Liquidity and Capital Resources

   Current Position. At March 31, 1998, ORP held $1,545,000 in cash and cash equivalents and the working capital reserve, compared to $1,503,000 at December 31, 1997. The increase of $42,000 is primarily attributable to increases in property net operating incomes offset by distributions made on February 28, 1998 to Partners of record as of December 31, 1997 totaling approximately $243,000, and the payment of partnership administrative expenses during the quarter ended March 31, 1998 totaling $44,000.

   Other Assets shown on the accompanying consolidated Balance Sheet increased by $84,000 to $1,112,000 at March 31, 1998, from $1,028,000 at December 31, 1997. The increase in Other Assets is primarily a result of an increase in prepaid property insurance and the property tax escrow subaccount. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $860,000 at March 31, 1998. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $25,000 and $226,000 at March 31, 1998, respectively, are also included in Other Assets.

    Unamortized  deferred  costs  relating  to  organization  and refinancing costs (discussed in prior reports) at March 31,  1998 were $400,000, compared to $424,000 at December 31, 1997. These costs are being amortized over the term of the mortgages.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $168,000 were made for the quarter ended March 31, 1998, compared to $115,000 for the same period in 1997. Of the $168,000 of property improvements, $119,000 was capitalized for financial statement purposes for the quarter ended March 31, 1998, compared to $79,000 of the $115,000 of property improvements for the same period in 1997.

<PAGE 7>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

  Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of March 31, 1998 and December 31, 1997, deferred property management fees to NHP amounted to $597,000 and $560,000, respectively.

Results of Operations

    The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is as follows:

-----------------------------------------------------------------
                                            (in thousands)
                                     Three months ended March 31,
                                     ----------------------------
Property                                 1998            1997
-----------------------------------------------------------------
Fairlane East, Dearborn, MI          $  412             $  411
The Landings, Indianapolis, IN          170                125
Raven Hill, Burnsville, MN              318                260
Shadow Oaks, Tampa, FL                  133                119
-----------------------------------------------------------------
   Total Net Operating Income        $1,033             $  915
=================================================================



                     Three months ended March 31, 1998
                 versus three months ended March 31, 1997

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the quarter ended March 31,
1998, increased by 13% compared to the quarter ended March 31, 1997. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended March 31, 1998 and 1997.

Fairlane East

    Fairlane East's net operating income for the quarter ended March 31, 1998 increased by less than 1% from the same period in 1997 due to a 2% decrease in revenues and a 5.5% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in maintenance, operating, and property tax expenses. Average occupancy for the quarter ended March 31, 1998 decreased to 91%, compared to 96% for the same period in 1997. Approximately 10 to 15 percent of the residents of Fairlane East are students from Saudi Arabia. Due to the current political situation in that region, a significant number of those students have been required to break or not renew their leases and return to their home land to prepare for military readiness, thus contributing to the decline in occupancy. The weighted average rent collected for the month ended March 31, 1998 increased by 3.1% to $970, compared to $941 for the same period in 1997. During the three-month period ended March 31, 1998, the Partnership expended $53,000 on property improvements, including $27,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1998, as compared to the year ended December 31, 1997.

The Landings

   The Landings' net operating income for the quarter ended March 31, 1998 increased by 35.9% from the same period in 1997 due to a 2.5% increase in revenues and a 29% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in property tax expenses. In March 1998, the Partnership received a refund of real estate taxes in the amount of $38,000 due to tax overpayments in prior years. The refund, in turn, reduced the amount of property tax expenses and resulted in a significantly higher net operating income for the quarter. Average occupancy for the quarter ended March 31, 1998 increased to 94%, compared to 86% for the same period in 1997. The increase in occupancy is primarily attributable to lower rent increases in the first quarter of 1998 as well as higher volume of first quarter traffic and sales caused by a milder than normal winter. The weighted average rent collected for the month ended March 31, 1998 increased by 3.3% to $600, compared to $581 for the same period in 1997. During the three-month period ended March 31, 1998, the Partnership expended


<PAGE 8>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

$17,000 on property improvements, including $8,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1998, as compared to the year ended December 31, 1997.

Raven Hill

    Raven Hill's net operating income for the quarter ended March 31, 1998 increased by approximately 22% from the same period in 1997 due to a 6.4% increase in revenues and a 5.7% decrease in apartment expenses. The increase in revenues is attributable to a 7.7% increase in rental income offset by a 25% decrease in other income. The decrease in apartment expenses is primarily attributable to decreases in operating and marketing expenses, as well as a decrease in property taxes paid during the quarter. Average occupancy for the quarter ended March 31, 1998 increased to 98%, compared to 94% for the same period in 1997. The weighted average rent collected for the month ended March 31, 1998 increased by 5% to $715, compared to $681 for the same period in 1997. During the three-month period ended March 31, 1998, the Partnership expended $25,000 for property improvements, including $16,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1998, as compared to the year ended December 31, 1997.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended March 31, 1998 increased by 11.1% from the same period in 1997 due to an 8.4% increase in revenues offset by a 6.2% increase in apartment expenses. The increase in revenues was primarily attributable to a 7.6% increase in rental income, as well as a 21.3% increase in other income. The increase in apartment expenses is primarily attributable to an increase in administrative and marketing expenses. Average occupancy for the quarter ended March 31, 1998 increased to 97%, compared to 94% for the same period in 1997. The weighted average rent collected for the month ended March 31, 1998 increased by 1.1% to $471, compared to $466 for the same period in 1997. During the three-month period ended March 31, 1998, the Partnership expended $73,000 on property improvements, including $68,000 capitalized for accounting purposes. Of the $68,000 capitalized costs, $55,000 was paid for a major roofing replacement project. The Managing General Partner anticipates slightly higher levels of property improvements will be necessary in 1998, as compared to the year ended December 31, 1997, in order to maintain the property's competitive position.

Consolidated Statements of Operations-Other Income and Deductions

   Other income was $57,000 and $83,000, respectively, for the three-month periods ended March 31, 1998 and 1997. The decrease was primarily due to decreases in laundry income and lease breakage income.

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $435,000 and $442,000, respectively, and principal paid was $93,000 and $86,000, respectively, for the three-month periods ended March 31, 1998 and 1997.

   Depreciation expense for the three-month periods  ended  March
31,  1998  and  1997  was  $304,000 and  $292,000,  respectively.
Amortization expense for the three-month periods ended March 31, 1998 and 1997 was $24,000 and $25,000, respectively.

   For the three-month periods ended March 31, 1998 and 1997, of the total property improvements in the aggregate amounts of $168,000 and $115,000, respectively, $49,000 and $36,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $119,000 and $79,000, respectively, were capitalized for financial statement purposes.

   Interest income for the three-month periods ended March 31, 1998 and 1997 was $17,000 and 18,000, respectively. ORP's partnership administrative expenses for the three-month periods ended March 31, 1998 and 1997 were $44,000 and $50,000, respectively.

<PAGE 9>

----------------------------------------------------------------------------------------------------------------------------
Average Occupancy

----------------------------------------------------------------------------------------------------------------------------

The average occupancy for each of the four investment properties is shown in the following chart:

                                                      For the Quarter Ended
                                       --------------------------------------------------------
Property/               Acquisition
Location                   Date        3/31/97     6/30/97     9/30/97     12/31/97     3/31/98
----------------------------------------------------------------------------------------------------------------------------
Fairlane                  12/23/85       96%         97%         98%          94%        91%
Dearborn, Michigan
The Landings              10/31/84       86%         91%         94%          93%        94%
Indianapolis, Indiana
Raven Hill                12/24/86       94%         97%         97%          98%        98%
Burnsville, Minnesota
Shadow Oaks               02/07/85       94%         92%         95%          98%        97%
Tampa, Florida
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                  1998 Operating Results through 3/31/98 (in thousands)
                                                       _____________________________________________________________________

                                     Average Rent
                                     Collected<F1>                                    NOI                           NOI
                                     ---------------                           Before Property                     Before
Property/                   No. of   March    March    Apartment  Apartment    Improvements      Property           Debt
Location                    Units    1998     1997      Revenues   Expenses   & Debt Service   Improvements<F2>   Service
----------------------------------------------------------------------------------------------------------------------------
Fairlane East                244      $970     $941     $  659        $247         $  412         $ 53             $359
Dearborn, Michigan
The Landings                 150      $600     $581        263          93            170           17              153
Indianapolis, Indiana
Raven Hill                   304      $715     $681        652         333            318           25              293
Burnsville, Minnesota
Shadow Oaks                  200      $471     $466        291         159            133           73               60
Tampa, Florida
----------------------------------------------------------------------------------------------------------------------------
     Total                   898                        $1,865        $832         $1,033         $168             $865
============================================================================================================================

<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents total property improvement costs, including capitalized costs totaling $119,000 incurred during the quarter ended March 31, 1998.































<PAGE 10>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
--------------------------------------------------------------------

                                  March 31, 1998   December 31, 1997
                                   (Unaudited)
--------------------------------------------------------------------
Assets
  Investment properties, at cost
    Land                                 $ 3,681        $ 3,681
    Buildings and improvements, net
      of accumulated depreciation
      of $15,131 and $14,827,
      respectively                        20,557         20,742
--------------------------------------------------------------------
        Total Investment Properties       24,238         24,423
--------------------------------------------------------------------
Cash and cash equivalents                  1,461          1,068
Working capital reserve                       84            435
Tenant security deposits                     169            163
Deferred costs, net of amortization
of $2,517 and $2,493, respectively           400            424
Other assets                               1,112          1,028
--------------------------------------------------------------------
                                           3,226          3,118
--------------------------------------------------------------------
        Total Assets                     $27,464        $27,541
====================================================================

Liabilities and Partners' Capital
  Liabilities
    Mortgage notes payable               $21,052        $21,145
    Accounts payable and accrued
      expenses                               493            471
    Distributions payable                      0            243
    Other liabilities                        597            560
    Tenant security deposits                 169            163
--------------------------------------------------------------------
        Total Liabilities                 22,311         22,582
--------------------------------------------------------------------

Partners' Capital
  General Partners                        (1,028)        (1,032)
  Assignor Limited Partner                     1              1
  Assignee Unit Holders (25,714
    Assignee Units issued
    and 24,325 outstanding)                6,180          5,990
--------------------------------------------------------------------
        Total Partners' Capital            5,153          4,959
--------------------------------------------------------------------
        Total Liabilities and
          Partners' Capital              $27,464        $27,541
====================================================================
      The accompanying notes are an integral part of these
               consolidated financial statements.

<PAGE 11>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net Income per Assignee Unit and Weighted average number of Assignee Units Outstanding) (Unaudited)
--------------------------------------------------------------------

                                        Three months ended March 31,
                                        ----------------------------
                                            1998            1997
--------------------------------------------------------------------
Apartment Revenues
  Rental income                           $ 1,808         $ 1,727
  Other income                                 57              83
--------------------------------------------------------------------
        Total Apartment Revenues            1,865           1,810
--------------------------------------------------------------------

Apartment Expenses
  Maintenance                                 249             252
  Operating                                   180             197
  Administrative                              114              98
  Property management fees                     94              90
  Property taxes                              169             230
  Marketing                                    26              28
--------------------------------------------------------------------
        Total Apartment Expenses              832             895
--------------------------------------------------------------------

Net Operating Income                        1,033             915
--------------------------------------------------------------------

Other Deductions
  Interest expense                            435             442
  Depreciation and amortization               328             317
  Refurbishment expenses                       49              36
  Interest income                             (17)            (18)
  Partnership administrative expenses          44              50
--------------------------------------------------------------------
        Total Other Deductions            $   839         $   827
--------------------------------------------------------------------
Net Income                                $   194         $    88
====================================================================
Net Income Allocated to Assignee Unit
  Holders                                 $   190         $    86
====================================================================
Net Income per Assignee Unit              $  7.81         $  3.49
====================================================================
Weighted average number of Assignee
  Units Outstanding                        24,325          24,657
====================================================================

      The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 12>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
--------------------------------------------------------------------

             For the period December 31, 1997 through March 31, 1998
             -------------------------------------------------------
                             Limited Partners'
                                 Interests
                            -------------------
                            Assignee   Assignor
                              Unit     Limited    General
                            Holders    Partner    Partners    Total
--------------------------------------------------------------------
Balance, December 31, 1997  $5,990       $1      $(1,032)    $4,959
--------------------------------------------------------------------

Net income, March 31, 1998     190        0            4        194

--------------------------------------------------------------------
Balance, March 31, 1998
  (Unaudited)               $6,180       $1      $(1,028)    $5,153
====================================================================

         The accompanying notes are an integral part of these
                    consolidated financial statements.





























<PAGE 13>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
--------------------------------------------------------------------

                                        Three months ended March 31,
                                        ----------------------------
                                             1998           1997
--------------------------------------------------------------------
Operating activities
  Net income                                $  194         $   88
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization            328            317
  Changes in assets and liabilities:
    Tenant security deposits liability           6             16
    Tenant security deposits                    (6)           (16)
    Other assets                               (84)          (135)
    Accounts payable and accrued
      expenses                                  22             85
    Other liabilities                           37             36
--------------------------------------------------------------------
Net cash provided by operating activities      497            391
--------------------------------------------------------------------

Investing activities
  Working capital reserve                      351            277
  Additions to investment properties          (119)           (79)
--------------------------------------------------------------------
Net cash provided by (used in) investing
   activities                                  232            198
--------------------------------------------------------------------

Financing activities
  Distributions paid                          (243)          (185)
  Mortgage principal paid                      (93)           (86)
--------------------------------------------------------------------
Net cash used in financing activities         (336)          (271)
--------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                            393            318
Cash and cash equivalents, beginning
   of period                                 1,068          1,106
--------------------------------------------------------------------
Cash and cash equivalents, end of
   period                                   $1,461         $1,424
====================================================================

      The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 14>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997, the Consolidated Statements of Operations for the three-month periods ended March 31, 1998 and 1997, the Consolidated Statement of Partners' Capital as of March 31, 1998, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1997.

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

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the three-month period ended March 31, 1998, were approximately $24,000 for administrative and accounting-related costs, compared to $25,000 for the same period in 1997.

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


Note 3.  Other Liabilities

   Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $37,000 and $36,000 for the three-month periods ended March 31, 1998 and 1997, respectively, have been deferred. The Managing General Partner has determined that the property manager is not an affiliate of the Partnership.

Note 4.  Mortgage Notes Payable.

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of March 31, 1998, the total outstanding balance of the four mortgage notes payable was $21,052,000. The properties are in compliance with their respective debt service agreements as of March 31, 1998.

<PAGE 15>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

The individual outstanding mortgage notes payable as of March 31, 1998, and monthly debt service are as follows:


-------------------------------------------------------------------
Property Collateralizing Debt         Outstanding      Monthly
 (in thousands)                        Mortgage    Debt Service<F1>
-------------------------------------------------------------------
Fairlane East, Dearborn, Michigan        $ 9,673         $ 81
The Landings, Indianapolis, Indiana        3,189           26
Raven Hill, Burnsville, Minnesota          4,872           41
Shadow Oaks, Tampa, Florida                3,318           28
-------------------------------------------------------------------
                                         $21,052         $176
===================================================================

<F1> Includes principal and interest.







<PAGE 16>
-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
Assignee Units
-----------------------------------------------------------------

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

  The  Quarterly Report on Form 10-Q for the quarter ended  March
  31, 1998, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550