Form 10-Q
period 1998-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1998-08-13
CIK 744786

<PAGE 1>
===================================================================

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---          THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---          THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from__________ to_________
                 ---------------------------------
                 Commission file number:  0-14533
                 ---------------------------------

          OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)

           Maryland                                 52-1322906
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

Index to Exhibits is on page 3.
===================================================================
<PAGE 2>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

    The financial statements of the Partnership, and the notes thereto, are incorporated herein by reference to sequentially numbered pages 11 through 16 included in ORP's Quarterly Report
(Unaudited).

Item 2.    Management's  Discussion   and  Analysis  of Financial
           Condition and Results of Operations.

    A discussion of ORP's financial condition and results of operations for the six-month period ended June 30, 1998, is incorporated herein by reference to sequentially numbered pages 6 through 10 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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

     The information to compute earnings per share is provided in the financial statements and notes thereto of the Oxford Residential Properties I Limited Partnership's Quarterly Report (Unaudited) to Assignee Unit Holders, attached as
     Exhibit 20 (sequentially numbered pages 11 through 16).

(20) Report furnished to security holders.

     Oxford  Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated June 30, 1998, follows on sequentially numbered pages 5 through 17 of this report.

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

Date: 08/13/98   By:  /S/ Richard R. Singleton
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


Date: 08/13/98   By:  /S/ Leo E. Zickler
      --------       --------------------------------------------
                      Leo E. Zickler
                      Chairman of the Board of Directors and
                        Chief Executive Officer


Date: 08/13/98   By: /S/ Francis P. Lavin
      --------       --------------------------------------------
                      Francis P. Lavin
                      President


















<PAGE 5>










       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                          (Unaudited)

                         June 30, 1998





















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








<PAGE 6>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of June 30, 1998, and its consolidated results of operations for the three- and six-month periods ended June 30, 1998, and its cash flows for the six-month period ended June 30, 1998. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On behalf of the Partnership, Oxford Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units at such prices as may be set by the Managing General Partner from time to time. The prices that will be paid will be established by reference to prevailing secondary market prices that will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by ORP. Since July 1995, ORP has purchased, in the aggregate, 1,389 Assignee Units. No Assignee Units were purchased by ORP during the six-months ended June 30, 1998, however, ORP purchased 13 Assignee Units on August 11, 1998.

   On August 11, 1998, the Managing General Partner declared an increase in the amount of the semi-annual distribution from $10 per Assignee Unit to $15 per Assignee Unit. This distribution will be made on August 28, 1998, to its Partners and Assignee Unit Holders of record as of June 30, 1998.

Liquidity and Capital Resources

   Current Position. At June 30, 1998, ORP held $1,706,000 in cash and cash equivalents and the working capital reserve, compared to $1,503,000 at December 31, 1997. The increase of $203,000 is primarily attributable to increases in property net operating incomes offset by distributions made on February 28, 1998 to Partners of record as of December 31, 1997 totaling approximately $243,000, and the payment of ORP's administrative expenses during the six-months ended June 30, 1998 totaling $98,000.

   Other Assets shown on the accompanying consolidated Balance Sheet increased by $83,000 to $1,111,000 at June 30, 1998, from $1,028,000 at December 31, 1997. The increase in Other Assets is primarily a result of an increase in prepaid property insurance and the property tax escrow subaccount. Other Assets include a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $947,000 at June 30, 1998. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $35,000 and
$129,000 at June 30, 1998, respectively, are also included in Other Assets.

    Unamortized  deferred  costs  relating  to  organization  and refinancing costs (discussed in prior reports) at June  30,  1998 were $375,000, compared to $424,000 at December 31, 1997. These costs are being amortized over the term of the mortgages.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $434,000 were made for the six-month period ended June 30, 1998, compared to $470,000 for the same period in 1997. Of the $434,000 of property improvements, $256,000 was capitalized for financial statement purposes for the six-month period ended June 30, 1998, compared to $356,000 of the $470,000 of property improvements for the same period in 1997.

<PAGE 7>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

  Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of June 30, 1998 and December 31, 1997, deferred property management fees to NHP amounted to $635,000 and $560,000, respectively.

Results of Operations

    The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, is as follows:












-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

-----------------------------------------------------------------
                          (in thousands)        (in thousands)
                        Three months ended     Six months ended
                             June 30,              June 30,
                        ------------------    -------------------
Property                 1998       1997        1998      1997
-----------------------------------------------------------------
Fairlane East,
  Dearborn, MI             $ 421     $ 413       $ 833      $ 824
The Landings,
  Indianapolis, IN           119       124         289        249
Raven Hill,
  Burnsville, MN             344       282         662        542
Shadow Oaks,
  Tampa, FL                  140       145         273        264
-----------------------------------------------------------------
Total Net Operating Income $1,024    $ 964       $2,057    $1,879
=================================================================

          Three months ended June 30, 1998 versus three months
                         ended June 30, 1997

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the quarter ended June 30,
1998, increased by 6.2% compared to the quarter ended June 30, 1997. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended June 30, 1998 and 1997.

Fairlane East

    Fairlane East's net operating income for the quarter ended June 30, 1998 increased by 1.9% from the same period in 1997 due to a less than 1% decrease in revenues offset by a 5.4% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to decreases in operating expenses and property taxes. During the three-month period ended June 30, 1998, the Partnership expended $95,000 on property improvements, including $51,000 capitalized for accounting purposes.

The Landings

    The Landings' net operating income for the quarter ended June 30, 1998 decreased by 4.0% from the same period in 1997 due to a 15.4% increase in apartment expenses partially offset by a 6% increase in revenues. Occupancy for the three-month period ended June 30, 1998 increased to 96% compared to 91% for the same period in 1997. The increase in apartment expenses is primarily attributable to an increase in maintenance expenses and property taxes. During the three-month period ended June 30, 1998, the Partnership expended $43,000 on property improvements, including $10,000 capitalized for accounting purposes.

Raven Hill

    Raven Hill's net operating income for the quarter ended June 30, 1998 increased by 22.0% from the same period in 1997 due to a 3.3% increase in revenues and a 11.4% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to decreases in maintenance and operating expenses and property taxes. During the three-month period ended June 30, 1998, the Partnership expended $103,000 for property improvements, including $71,000 capitalized for accounting purposes.

<PAGE 8>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended June 30, 1998 decreased by 3.4% from the same period in 1997 due to a 4.9% decrease in revenues partially offset by a 6.7% decrease in apartment expenses. The decrease in revenues is primarily attributable to a decrease in laundry service income based from a new vendor service contract signed last year. The decrease in apartment expenses is primarily attributable to decreases in maintenance and administrative expenses. During the three-month period ended June 30, 1998, the Partnership expended $25,000 on property improvements, including $5,200 capitalized for accounting purposes.

          Six months ended June 30, 1998 versus six months
                         ended June 30, 1997

    In  the  aggregate,  the net operating  income,  before  debt
service,   refurbishment  expenses,  and   capitalized   property
improvements, reported by ORP for the six-month period ended June 30, 1998, increased by $178,000, or 9.5%, compared to the same
period  in  1997.   Set  forth  below  is  a  discussion  of  the
properties which compares their respective operations for the six-month periods ended June 30, 1998 and 1997.

Fairlane East

    Fairlane East's net operating income for the six-month period ended June 30, 1998 increased by 1.1% from the same period in 1997 due to a 1.5% decrease in revenues partially offset by a 5.4% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in property taxes due to changes in state legislation. Average occupancy for the six-month period ended June 30, 1998 decreased to 92%, compared to 97% for the same period in 1997. Fairlane East has not completely recovered from the late 1997 decrease in occupancy resulting from lease cancellations and non-renewals by foreign students. However, for the month ended June 30, 1997, Fairlane East's occupancy rate rebounded to 97%, thus showing signs of a gradual occupancy improvement. The weighted average rent collected for the month ended June 30, 1998 increased by 3% to $979, compared to $950 for the same period in 1997. During the six-month period ended June 30, 1998, the Partnership expended $147,000 on property improvements, including $78,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1998, as compared to the year ended December 31, 1997.

The Landings

    The Landings' net operating income for the six-month period ended June 30, 1998 increased by 16.1% from the same period in 1997 due to a 4.3% increase in revenues and a 6.6% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in property taxes. In March 1998, the Partnership received a refund of real estate taxes in the amount of $38,000 due to tax overpayments in prior years. The refund, in turn, reduced the amount of property tax expenses and resulted in a significantly higher overall net operating income for the six-month period ended June 30, 1998. Average occupancy for the six-month period ended June 30, 1998 increased to 95%, compared to 89% for the same period in 1997. The increase in occupancy is primarily attributable to stronger market conditions, lower rent increases, and decreased "move-outs" due to new home purchases. The weighted average rent collected for the month ended June 30, 1998 increased by 2% to $601, compared to $590 for the same period in 1997. During the six-month period ended June 30, 1998, the Partnership expended $60,000 on property improvements, including $18,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1998, as compared to the year ended December 31, 1997.

Raven Hill

    Raven Hill's net operating income for the six-month period ended June 30, 1998 increased by 22.1% from the same period in 1997 due to a 4.8% increase in revenues and a 8.6% decrease in apartment expenses. The increase in revenues is attributable to a 6% increase in rental income partially offset by a 12% decrease in other income. The decrease in apartment expenses is primarily attributable to decreases in operating and marketing expenses, as well as a decrease in property taxes due to lower 1998 property tax assessments. Average occupancy for the six-month period ended June 30, 1998 increased to 98%, compared to 96% for the same period in 1997. The weighted average rent collected for the month ended June 30, 1998 increased by 5% to $714, compared to $682 for the same period in 1997. During the six-month period ended June 30, 1998, the Partnership expended $129,000 for

<PAGE 9>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

property   improvements,   including  $87,000   capitalized   for
accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1998, as compared to the year ended December 31, 1997.

Shadow Oaks

    Shadow Oaks' net operating income for the six-month period ended June 30, 1998 increased by 3.4% from the same period in 1997 due to an 1.4% increase in revenues and a less than 1% decrease in apartment expenses. The increase in revenues was primarily attributable to a 7% increase in rental income. The decrease in apartment expenses is primarily attributable to a decrease in maintenance expenses and property taxes. Average occupancy for the six-month period ended June 30, 1998 increased to 96%, compared to 93% for the same period in 1997. The weighted average rent collected for the month ended June 30, 1998 increased by 5% to $460, compared to $439 for the same period in 1997. During the six-month period ended June 30, 1998, the Partnership expended $98,000 on property improvements, including $73,000 capitalized for accounting purposes. Of the $73,000 capitalized costs, $55,000 was paid for a major roofing replacement project. The Managing General Partner anticipates slightly higher levels of property improvements will be necessary in 1998, as compared to the year ended December 31, 1997, in order to maintain the property's competitive position.

Consolidated Statements of Operations-Other Income and Deductions

   Other income was $128,000 and $197,000, respectively, for the six-month periods ended June 30, 1998 and 1997. The decrease was primarily due to decreases in service income, tenant late charge income, interest income and lease breakage income.

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $868,000 and $883,000, respectively, and principal paid was $189,000 and $174,000, respectively, for the six-month periods ended June 30, 1998 and 1997.

   Depreciation expense for the six-month periods ended June  30,
1998   and   1997   was  $613,000  and  $586,000,   respectively.
Amortization expense for the six-month periods ended June 30, 1998 and 1997 was $49,000.

   For the six-month periods ended June 30, 1998 and 1997, of the total property improvements in the aggregate amounts of $434,000 and $470,000, respectively, $178,000 and $114,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $256,000 and $356,000, respectively, were capitalized for financial statement purposes.

   Interest income for the six-month periods ended June 30,  1998 and 1997 was $39,000 and 40,000, respectively. ORP's partnership administrative expenses for the six-month periods ended June 30, 1998 and 1997 were $98,000 and $112,000, respectively.



<PAGE 10>

----------------------------------------------------------------------------------------------------------------------------------
Average Occupancy
----------------------------------------------------------------------------------------------------------------------------------

The average occupancy for each of the four investment properties is shown in the following chart:

                                                                    For the Quarter Ended
Property/                Acquisition       ---------------------------------------------------------------------------------------
Location                    Date           3/31/97      6/30/97      9/30/97     12/31/97     3/31/98     6/30/98
----------------------------------------------------------------------------------------------------------------------------------
Fairlane East              12/23/85        96%          97%          98%         94%          91%         94%
Dearborn, Michigan
The Landings               10/31/84        86%          91%          94%         93%          94%         96%
Indianapolis, Indiana
Raven Hill                 12/24/86        94%          97%          97%         98%          98%         97%
Burnsville, Minnesota
Shadow Oaks                 2/07/85        94%          92%          95%         98%          97%         96%
Tampa, Florida
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                     1998 Operating Results through 6/30/98 (in thousands)
                                                  --------------------------------------------------------------------------------

                                Average Rent
                                Collected<F1>                                NOI
                               _________________                        Before Property                                NOI
Property/              No. of   June     June     Apartment  Apartment    Improvements          Property             Before
Location                Units   1998     1997     Revenues   Expenses    & Debt Service      Improvements<F2>     Debt Service
----------------------------------------------------------------------------------------------------------------------------------
Fairlane East            244     $979     $950    $1,343      $  510        $  833                $147               $   68
Dearborn, Michigan
The Landings             150     $601     $590       537         248           289                  60                  229
Indianapolis, Indiana
Raven Hill               304     $714     $682     1,310         648           662                 129                  533
Burnsville, Minnesota
Shadow Oaks              200     $460     $439       580         307           273                  98                  175
Tampa, Florida
----------------------------------------------------------------------------------------------------------------------------------
        Total            898                      $3,770      $1,713        $2,057                $434               $1,623
----------------------------------------------------------------------------------------------------------------------------------

<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents  total  property  improvement  costs,  including  capitalized costs totaling $256,000 incurred during the six-
     month period ended June 30, 1998.




<PAGE 11>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
--------------------------------------------------------------------

                                  June 30, 1998    December 31, 1997
                                   (Unaudited)
--------------------------------------------------------------------
Assets
Investment properties, at cost
 Land                                  $ 3,681        $ 3,681
 Buildings and improvements, net
   of accumulated depreciation
   of $15,440 and $14,827,
   respectively                         20,385         20,742
--------------------------------------------------------------------
     Total Investment Properties        24,066         24,423
--------------------------------------------------------------------
Cash and cash equivalents                1,067          1,068
Working capital reserve                    639            435
Tenant security deposits                   172            163
Deferred costs, net of amortization
of $2,542 and $2,493, respectively         375            424
Other assets                             1,111          1,028
--------------------------------------------------------------------
                                         3,364          3,118
--------------------------------------------------------------------
     Total Assets                      $27,430        $27,541
====================================================================

Liabilities and Partners' Capital
  Liabilities
    Mortgage notes payable             $20,956        $21,145
    Accounts payable and accrued
      expenses                             418            471
    Distributions payable                  365            243
    Other liabilities                      635            560
    Tenant security deposits               172            163
--------------------------------------------------------------------
     Total Liabilities                  22,546         22,582
--------------------------------------------------------------------
Partners' Capital
  General Partners                      (1,026)        (1,032)
  Assignor Limited Partner                   1              1
  Assignee Unit Holders (25,714
    Assignee Units issued and
    24,325 outstanding at
    June 30, 1998 and December 31, 1997) 5,909          5,990
--------------------------------------------------------------------
     Total Partners' Capital             4,884          4,959
--------------------------------------------------------------------
     Total Liabilities and
       Partners' Capital               $27,430        $27,541
====================================================================
   The accompanying notes are an integral part of these
            consolidated financial statements.

<PAGE 12>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net Income per Assignee Unit and weighted average number of Assignee Units Outstanding) (Unaudited)
--------------------------------------------------------------------

                               Three months         Six months
                                  ended               ended
                                 June 30,            June 30,
                             ---------------      --------------
                             1998       1997      1998      1997
--------------------------------------------------------------------
Apartment Revenues
  Rental income              $1,834    $1,777     $3,642    $3,504
  Other income                   70       114        128       197
--------------------------------------------------------------------
  Total Apartment
     Revenues                 1,905     1,891      3,770     3,701
--------------------------------------------------------------------
Apartment Expenses
  Maintenance                   307       317        556       569
  Operating                     128       145        308       342
  Administrative                118       112        232       210
  Property management fees       95        94        189       184
  Property taxes                200       230        369       460
  Marketing                      33        29         59        57
--------------------------------------------------------------------
  Total Apartment Expenses      881       927      1,713     1,822
--------------------------------------------------------------------
Net Operating Income          1,024       964      2,057     1,879
--------------------------------------------------------------------
Other Deductions
  Interest expense              433       441        868       883
  Depreciation and
    amortization                334       318        662       635
  Refurbishment expenses        129        78        178       114
  Interest income               (22)      (22)       (39)      (40)
  Partnership
  administrative expenses        54        62         98       112
--------------------------------------------------------------------
  Total Other Deductions        928       877      1,767     1,704
--------------------------------------------------------------------
Net Income                   $   96    $   87     $  290    $  175
====================================================================
Net Income Allocated to
  Assignee Unit Holders      $   94    $   85     $  284    $  171
====================================================================
Net Income per Assignee Unit $ 3.86    $ 3.44     $11.68    $ 6.93
====================================================================
Weighted average number of
  Assignee Units Outstanding 24,325    24,657     24,325    24,657
====================================================================
      The accompanying notes are an integral part of these
               consolidated financial statements.

<PAGE 13>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
(Unaudited)
--------------------------------------------------------------------

              For the period December 31, 1997 through June 30, 1998
             -------------------------------------------------------
                              Limited Partners'Interests
                            ----------------------------
                            Assignee   Assignor   General
                              Unit      Limited   Partners    Total
                             Holders    Partner
--------------------------------------------------------------------
Balance, December 31, 1997   $5,990     $1       $(1,032)     $4,959
--------------------------------------------------------------------
Net income, June 30, 1998       284      0             6         290

Distribution to Assignee
   Unit Holders                (365)     0             0        (365)
--------------------------------------------------------------------
Balance, June 30, 1998       $5,909     $1       $(1,026)     $4,884
====================================================================

The accompanying notes are an integral part of these consolidated financial statements.






























<PAGE 14>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
--------------------------------------------------------------------

                                         Six Months Ended June 30,
                                      ------------------------------
                                           1998           1997
--------------------------------------------------------------------
Operating activities
 Net income                                 $  290       $  175
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             662          635
 Changes in assets and liabilities:
   Tenant security deposits liability            9           23
   Tenant security deposits                     (9)         (23)
   Other assets                                (83)           5
   Accounts payable and accrued expenses       (53)          53
   Other liabilities                            75           73
--------------------------------------------------------------------
Net cash provided by operating activities      891          941
--------------------------------------------------------------------

Investing activities
  Working capital reserve                     (204)        (357)
  Additions to investment properties          (256)        (356)
--------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                       (460)        (713)
--------------------------------------------------------------------

Financing activities
  Distributions paid                          (243)        (185)
  Mortgage principal paid                     (189)        (174)
--------------------------------------------------------------------
Net cash used in financing activities         (432)        (359)
--------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                             (1)        (131)
Cash and cash equivalents, beginning
   of period                                 1,068        1,106
--------------------------------------------------------------------
Cash and cash equivalents, end of
   period                                   $1,067       $  975
====================================================================

     The accompanying notes are an integral part of these consolidated financial statements.



<PAGE 15>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997, the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 1998 and 1997, the Consolidated Statement of Partners' Capital as of June 30, 1998, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1997.

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

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the six-month period ended June 30, 1998, were approximately $58,000 for administrative and accounting-related costs, compared to $41,000 for the same period in 1997.

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

   An  affiliate of ORP and its managing general partner,  Oxford
Residential Properties I Corporation ("Managing General Partner") owns approximately 20.5% of the outstanding Assignee Units.

Note 3.  Other Liabilities.

   Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $75,000 and $73,000 for the six-month periods ended June 30, 1998 and 1997, respectively, have been deferred. The Managing General Partner has determined that the property manager is not an affiliate of the Partnership.

Note 4.  Mortgage Notes Payable.

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of June 30, 1998, the total outstanding balance of the four mortgage notes payable was $20,956,000. The properties are in compliance with their respective debt service agreements as of June 30, 1998.

<PAGE 16>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

The individual outstanding mortgage notes payable as of June 30, 1998, and monthly debt service are as follows:

-----------------------------------------------------------------
Property Collateralizing Debt      Outstanding      Monthly
(in thousands)                       Mortgage    Debt Service<F1>
-----------------------------------------------------------------

Fairlane East, Dearborn, Michigan        $ 9,629         $ 81
The Landings, Indianapolis, Indiana        3,174           26
Raven Hill, Burnsville, Minnesota          4,850           41
Shadow Oaks, Tampa, Florida                3,303           28
-----------------------------------------------------------------
                                         $20,956         $176
=================================================================

<F1> Includes principal and interest.


<PAGE 17>
-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
Assignee Units
-----------------------------------------------------------------

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






-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
Assignee Units
-----------------------------------------------------------------

  The  Quarterly Report on Form 10-Q for the quarter  ended  June
  30, 1998, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550