Form 10-Q
period 1998-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1998-11-13
CIK 744786

====================================================================

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----           THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to___________
             ------------------------------------
                Commission file number:  0-14533
             ------------------------------------

          OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)

           Maryland                                    52-1322906
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

  7200 Wisconsin Avenue, 11th floor,  Bethesda, Maryland 20814
      (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (301) 654-3100

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

   Securities Registered Pursuant to Section 12(g) of the Act:
                         Assignee Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  /X/      NO  / / .

There  is  no  public  trading market  for  the  Assignee  Units.
Therefore, the Assignee Units had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

Index to Exhibits is on page 3.
====================================================================

<PAGE 2>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

    The financial statements of the Partnership, and the notes thereto, are incorporated herein by reference to sequentially numbered pages 12 through 17 included in ORP's Quarterly Report
(Unaudited).

Item 2.    Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations.

   A discussion of ORP's financial condition and results of operations for the nine-month period ended September 30, 1998, is incorporated herein by reference to sequentially numbered pages 6 through 11 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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

     The information to compute earnings per share is provided in the financial statements and notes thereto of the Oxford Residential Properties I Limited Partnership's Quarterly Report (Unaudited) to Assignee Unit Holders, attached as
     Exhibit 20 (sequentially numbered pages 12 through 17).

(20) Reports furnished to security holders.

     Oxford  Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated September 30, 1998, follows on sequentially numbered pages 5 through 18 of this report.

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


Date: 11/13/98   By:  /S/ Richard R. Singleton
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



Date: 11/13/98   By: /S/ Leo E. Zickler
      --------      ---------------------------------------------
                     Leo E. Zickler
                     Chairman of the Board of Directors and
                       Chief Executive Officer


Date: 11/13/98   By: /S/ Francis P. Lavin
      --------      ---------------------------------------------
                     Francis P. Lavin
                     President















<PAGE 5>










       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                       September 30, 1998





















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





<PAGE 6>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of September 30, 1998, and its consolidated results of operations for the three- and nine-month periods ended September 30, 1998, and its cash flows for the nine-month period ended September 30, 1998. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On August 11, 1998, the Managing General Partner declared an increase in the amount of the semi-annual distribution payable by ORP from $10 per Assignee Unit to $15 per Assignee Unit. This distribution was made on August 28, 1998, to its Partners and Assignee Unit Holders of record as of June 30, 1998.

   On behalf of the Partnership, Oxford Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units at such prices as may be set by the Managing General Partner from time to time. The prices that will be paid will be established by reference to prevailing secondary market prices and will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by ORP. Since July 1995, and through September 30, 1998, ORP has purchased, in the aggregate, 1,479 Assignee Units. ORP purchased an additional 61 Assignee Units during the month of October, 1998.

Liquidity and Capital Resources

   Current Position. At September 30, 1998, ORP held $1,322,000 in cash and cash equivalents and the working capital reserve, compared to $1,503,000 at December 31, 1997. The decrease of $181,000 is primarily attributable to increases in property net operating incomes offset by: (i) the distributions made on February 28, 1998 and on August 28, 1998 to Partners of record as of December 31, 1997 and June 30, 1998 totaling approximately $243,000 and $365,000, respectively, (ii) the purchase of Assignee Units during the nine-month period ended September 30, 1998 totaling approximately $40,000, (iii) an increase in other
assets   of   $295,000,  and  (iv)  the   payment   of   ORP's
administrative expenses during the nine-month period ended September 30, 1998 totaling $145,000.

   Other Assets shown on the accompanying consolidated Balance Sheet increased by $295,000 to $1,323,000 at September 30, 1998, from $1,028,000 at December 31, 1997. The increase in Other Assets is primarily a result of an increase in prepaid property insurance and the property tax escrow subaccount. Other Assets include a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $1,172,000 at September 30, 1998. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $97,000 and $54,000 at September 30, 1998, respectively, are also included in Other Assets.

    Unamortized deferred costs relating to organization and refinancing costs (discussed in prior reports) at September 30, 1998 were $351,000, compared to $424,000 at December 31, 1997.
These costs are being amortized over the term of the mortgages.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $814,000 were made for the nine-month period ended September 30, 1998, compared to $782,000 for the same period in 1997. Of the $814,000 of property improvements, $527,000 was capitalized for financial statement purposes for the nine-month period ended September 30, 1998, compared to $588,000 of the $782,000 of property improvements for the same period in 1997.

<PAGE 7>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

  Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of September 30, 1998 and December 31, 1997, deferred property management fees to NHP amounted to $675,000 and $560,000, respectively.

Results of Operations

    The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the three- and nine-month periods ended September 30, 1998 and 1997, is as follows:








-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

-----------------------------------------------------------------
                          (in thousands)         (in thousands)
                        Three months ended     Nine months ended
                           September 30,          September 30,
                        ------------------      -----------------
Property                  1998      1997         1998      1997
-----------------------------------------------------------------

Fairlane East,
  Dearborn, MI             $  434    $  420     $1,267     $1,244
The Landings,
  Indianapolis, IN            126       117        415        366
Raven Hill,
  Burnsville, MN              351       296      1,013        838
Shadow Oaks,
  Tampa, FL                   156       129        429        393
-----------------------------------------------------------------
Total Net Operating Income $1,067    $  962     $3,124     $2,841
=================================================================

      Three months ended September 30, 1998 versus three months
                      ended September 30, 1997

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the quarter ended September 30, 1998, increased by 10.9% compared to the quarter ended September 30, 1997. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended September 30, 1998 and 1997.

Fairlane East

    Fairlane East's net operating income for the quarter ended September 30, 1998 increased by 3.3% from the same period in 1997 due to a 5.4% increase in revenues offset by an 8.6% increase in apartment expenses. The increase in apartment expenses is primarily attributable to increases in maintenance and marketing expenses. Occupancy for the three-month period ended September 30, 1998 decreased to 97% compared to 98% for the same period in 1997. The weighted average rent collected for the month ended September 30, 1998 increased by 4.8% to $1,000, compared to $954 for the same period in 1997. During the three-month period ended September 30, 1998, the Partnership expended $88,000 on property improvements, including $51,000 capitalized for accounting purposes.

The Landings

    The Landings' net operating income for the quarter ended September 30, 1998 increased by 7.7% from the same period in 1997 due to a 5.1% increase in apartment revenues and a 2.8% increase in apartment expenses. The increase in apartment expenses is primarily attributable to increases in administrative and maintenance expenses. Occupancy for the three-month period ended September 30, 1998 increased to 96% compared to 94% for the same period in 1997. The weighted average rent collected for the month ended September 30, 1998 increased by 1.5% to $620, compared to $611 for the same period in 1997. During the three-month period ended September 30, 1998, the Partnership expended $80,000 on property improvements, including $50,000 capitalized for accounting purposes.

Raven Hill

    Raven Hill's net operating income for the quarter ended September 30, 1998 increased by 18.6% from the same period in
1997  due  to a 4.9% increase in revenues and a 6.7% decrease  in apartment expenses. The decrease in apartment expenses is primarily attributable to decreases in maintenance and operating expenses and property taxes due to a decrease in the annual

<PAGE 8>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

property tax assessment. Occupancy for the three-month periods ended September 30, 1998 and 1997 was 97%. The weighted average rent collected for the month ended September 30, 1998 increased by 5.2% to $730, compared to $694 for the same period in 1997. During the three-month period ended September 30, 1998, the Partnership expended $133,000 for property improvements, including $109,000 capitalized for accounting purposes.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended September 30, 1998 increased by 20.9% from the same period in
1997  due  to  a  9.9% increase in revenues and a  less  than  1%
decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to decreases in maintenance expenses and property taxes. For the three-month period ended September 30, 1998, average occupancy increased to 98% compared to 95% for the same period in 1997. The weighted average rent collected for the month ended September 30, 1998 increased by 6.1% to $484, compared to $456 for the same period in 1997. During the three-month period ended September 30, 1998, the Partnership expended $79,000 on property improvements, including $61,000 capitalized for accounting purposes.

  Nine months ended September 30, 1998 versus nine months ended
                       September 30, 1997

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the nine-month period ended September 30, 1998, increased by $283,000, or 10%, compared to the same period in 1997. Throughout 1998, the collective portfolio has shown both consistent growth in revenues as well as consistent decline in operating expenses. Set forth below is a discussion of the properties which compares their respective operations for the nine-month periods ended September 30, 1998 and 1997.

Fairlane East

   Fairlane East's net operating income for the nine-month period ended September 30, 1998 increased by 1.8% from the same period in 1997 due to a less than 1% increase in revenues and a less than 1% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in property taxes due to changes in state legislation. Average occupancy for the nine-month period ended September 30, 1998 decreased to 94%, compared to 97% for the same period in 1997. However, for the month ended September 30, 1998, Fairlane East's occupancy rate increased to 99%, thus showing continuing signs of occupancy improvement. During the nine-month period ended September 30, 1998, the Partnership expended $235,000 on property improvements, including $128,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1998, as compared to the year ended December 31, 1997.

The Landings

    The Landings' net operating income for the nine-month period ended September 30, 1998 increased by 13.4% from the same period in 1997 due to a 4.6% increase in revenues and a 3.3% decrease in apartment expenses. The decrease in apartment expenses is primarily attributable to a decrease in property taxes. In March 1998, the Partnership received a refund of real estate taxes in the amount of $38,000 due to tax overpayments in prior years. The refund, in turn, reduced the amount of property tax expenses and resulted in a significantly higher overall net operating income for the nine-month period ended September 30, 1998. Average occupancy for the nine-month period ended September 30, 1998 increased to 95%, compared to 90% for the same period in 1997. The increase in occupancy is primarily attributable to stronger market conditions, lower rent increases, and decreased "move-outs" due to new home purchases. During the nine-month period ended September 30, 1998, the Partnership expended $141,000 on property improvements, including $68,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1998, as compared to the year ended December 31, 1997.

<PAGE 9>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Raven Hill

    Raven Hill's net operating income for the nine-month period ended September 30, 1998 increased by 20.9% from the same period in 1997 due to a 4.8% increase in revenues and an 8% decrease in apartment expenses. The increase in revenues is attributable to a 5.1% increase in rental income partially offset by a 1.8% decrease in other income. The decrease in apartment expenses is primarily attributable to: (i) savings in utility costs due to better than average weather conditions, (ii) decreases in maintenance expenses due to payroll savings from having fewer maintenance workers, and (iii) a decrease in property taxes due to lower 1998 property tax assessments. Average occupancy for the nine-month period ended September 30, 1998 increased to 97%, compared to 96% for the same period in 1997. During the nine-month period ended September 30, 1998, the Partnership expended $262,000 for property improvements, including $196,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1998, as compared to the year ended December 31, 1997.

Shadow Oaks

    Shadow Oaks' net operating income for the nine-month period ended September 30, 1998 increased by 9.2% from the same period in 1997 due to a 4.2% increase in revenues and a less than 1% decrease in apartment expenses. The increase in revenues was primarily attributable to a 7% increase in rental income. The decrease in apartment expenses is primarily attributable to a decrease in maintenance expenses and property taxes. Average occupancy for the nine-month period ended September 30, 1998 increased to 97%, compared to 94% for the same period in 1997. During the nine-month period ended September 30, 1998, the Partnership expended $176,000 on property improvements, including $134,000 capitalized for accounting purposes. Of the $134,000 capitalized costs, approximately $98,000 was paid for major roofing replacement and exterior painting. The Managing General Partner anticipates slightly higher levels of property improvements will be necessary in 1998, as compared to the year ended December 31, 1997, in order to maintain the property's competitive position.

Consolidated Statements of Operations-Other Income and Deductions

   Other income was $220,000 and $266,000, respectively, for the nine-month periods ended September 30, 1998 and 1997. The decrease was primarily due to decreases in laundry income, tenant late charge income, interest income and lease breakage income.

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $1,299,000 and $1,321,000, respectively, and principal paid was $286,000 and $264,000, respectively, for the nine-month periods ended September 30, 1998 and 1997.

  Depreciation expense for the nine-month periods ended September
30,  1998  and  1997  was  $926,000 and  $876,000,  respectively.
Amortization  expense for the nine-month periods ended  September
30, 1998 and 1997 was $73,000.

   For the nine-month periods ended September 30, 1998 and 1997, of the total property improvements in the aggregate amounts of $814,000 and $782,000, respectively, $287,000 and $194,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $527,000 and $588,000, respectively, were capitalized for financial statement purposes.

   Interest income for the nine-month periods ended September 30, 1998 and 1997 was $58,000 and 59,000, respectively. ORP's partnership administrative expenses for the nine-month periods ended September 30, 1998 and 1997 were $145,000 and $151,000, respectively.

<PAGE 10>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Year 2000 Compliance

     In accordance with the SEC's interpretive release "Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies...," the Managing General Partner of ORP has upgraded and tested the principal system on which ORP relies and believes that they are Year 2000 compliant as of this date. The Managing General Partner is currently contacting third parties with whom ORP does business to evaluate their exposure to year 2000 issues. In addition, the Managing General Partner is in the process of determining the risks associated with a third party service provider failure and is developing contingency plans. The Managing General Partner believes that such analysis
will  take  approximately  180  days  to complete.   The Managing
General Partner is committed to making ORP's transition into the next millenium a smooth one.



<PAGE 11>

-----------------------------------------------------------------------------------------------------------------------
Average Occupancy
-----------------------------------------------------------------------------------------------------------------------

The average occupancy for each of the four investment properties is shown in the following chart:

                                                                For the Quarter Ended
Property/            Acquisition  -------------------------------------------------------------------------------------
Location                 Date      3/31/97    6/30/97    9/30/97    12/31/97    3/31/98    6/30/98    9/30/98
-----------------------------------------------------------------------------------------------------------------------
Fairlane East          12/23/85      96%        97%        98%        94%         91%        94%        97%
Dearborn, Michigan
The Landings           10/31/84      86%        91%        94%        93%         94%        96%        96%
Indianapolis, Indiana
Raven Hill             12/24/86      94%        97%        97%        98%         98%        97%        97%
Burnsville, Minnesota
Shadow Oaks            02/07/85      94%        92%        95%        98%         97%        96%        98%
Tampa, Florida
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                1998 Operating Results through 9/30/98 (in thousands)
                                        --------------------------------------------------------------------------------

                                Average Rent Collected<F1>                         NOI                            NOI
                                --------------------------                  Before Property                     Before
Property/               No. of  September  September   Apartment  Apartment Improvements &      Property         Debt
Location                Units     1998       1997       Revenues  Expenses   Debt Service    Improvements<F2>  Service
------------------------------------------------------------------------------------------------------------------------
Fairlane East            244     $1,000      $954          $2,074    $  807      $1,267         $235           $1,032
Dearborn, Michigan
The Landings             150     $  620      $611             816       401         415          141              274
Indianapolis, Indiana
Raven Hill               304     $  730      $694           1,984       971       1,013          262              751
Burnsville, Minnesota
Shadow Oaks              200     $  484      $456             886       457         429          176              253
Tampa, Florida
------------------------------------------------------------------------------------------------------------------------
     Total               898                               $5,760    $2,636      $3,124         $814           $2,310
------------------------------------------------------------------------------------------------------------------------

<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents  total  property  improvement  costs,  including  capitalized  costs totaling  $527,000  incurred during the nine-month period  ended  September  30, 1998.




























<PAGE 12>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
--------------------------------------------------------------------

                              September 30, 1998   December 31, 1997
                                 (Unaudited)
--------------------------------------------------------------------
Assets
Investment properties, at cost
 Land                                   $ 3,681           $ 3,681
 Buildings and improvements, net
   of accumulated depreciation
   of $15,753 and $14,827,
   respectively                          20,343            20,742
--------------------------------------------------------------------
  Total Investment Properties            24,024            24,423
--------------------------------------------------------------------
Cash and cash equivalents                 1,118             1,068
Working capital reserve                     204               435
Tenant security deposits                    176               163
Deferred costs, net of amortization
of $2,566 and $2,493, respectively          351               424
Other assets                              1,323             1,028
--------------------------------------------------------------------
                                          3,172             3,118
--------------------------------------------------------------------
  Total Assets                          $27,196           $27,541
====================================================================
Liabilities and Partners' Capital
  Liabilities
    Mortgage notes payable              $20,859           $21,145
    Accounts payable and accrued
      expenses                              480               471
  Distributions payable                       0               243
  Other liabilities                         675               560
  Tenant security deposits                  176               163
--------------------------------------------------------------------
  Total Liabilities                      22,190            22,582
--------------------------------------------------------------------
Partners' Capital
  General Partners                       (1,023)           (1,032)
  Assignor Limited Partner                    1                 1
  Assignee Unit Holders (25,714
    Assignee Units issued and 24,235
    outstanding at September 30, 1998
    and 24,325 outstanding at
    December 31, 1997)                    6,028             5,990
--------------------------------------------------------------------
  Total Partners' Capital                 5,006             4,959
--------------------------------------------------------------------
  Total Liabilities and
    Partners' Capital                   $27,196           $27,541
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

<PAGE 13>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net Income per Assignee Unit and weighted average number of Assignee Units Outstanding) (Unaudited)
--------------------------------------------------------------------

                              Three months         Nine months
                                 ended                ended
                              September 30,       September 30,
                             ---------------     ---------------
                              1998      1997      1998      1997
--------------------------------------------------------------------
Apartment Revenues
  Rental income               $1,897    $1,811    $5,540    $5,315
  Other income                    93        69       220       266
--------------------------------------------------------------------
  Total Apartment
     Revenues                  1,990     1,880     5,760     5,581
--------------------------------------------------------------------
Apartment Expenses
  Maintenance                    321       324       877       893
  Operating                      146       143       453       485
  Administrative                 120       114       352       324
  Property management fees        99        94       288       278
  Property taxes                 199       213       569       673
  Marketing                       38        30        97        87
--------------------------------------------------------------------
  Total Apartment Expenses       923       918     2,636     2,740
--------------------------------------------------------------------
Net Operating Income           1,067       962     3,124     2,841
--------------------------------------------------------------------
Other Deductions
  Interest expense               431       438     1,299     1,321
  Depreciation and
    amortization                 338       316       999       951
  Refurbishment expenses         110        80       287       194
  Interest income                (19)      (19)      (58)      (59)
  Partnership
    administrative expenses       48        39       145       151
--------------------------------------------------------------------
  Total Other Deductions         908       854     2,672     2,558
--------------------------------------------------------------------
Net Income                    $  159    $  108    $  452    $  283
====================================================================
Net Income Allocated to
  Assignee Unit Holders       $  156    $  106    $  443    $  277
====================================================================
Net Income per Assignee Unit  $ 6.54    $ 4.31    $18.21    $11.25
====================================================================
Weighted average number of
   Assignee Units Outstanding 24,306    24,580    24,319    24,631
====================================================================
      The accompanying notes are an integral part of these
               consolidated financial statements.

<PAGE 14>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
(Unaudited)
--------------------------------------------------------------------

         For the period December 31, 1997 through September 30, 1998
         -----------------------------------------------------------
                               Limited Partners'Interests
                               ------------------------------
                              Assignee   Assignor
                                Unit      Limited   General
                               Holders    Partner   Partners  Total
--------------------------------------------------------------------
Balance, December 31, 1997   $5,990         $1     $(1,032)   $4,959

Net income,
 September 30, 1998             443          0           9       452

Distribution to Assignee
 Unit Holders                  (365)         0           0      (365)

Purchase of Assignee Units      (40)         0           0       (40)
---------------------------------------------------------------------
Balance, September 30, 1998  $6,028         $1     $(1,023)   $5,006
=====================================================================
      The accompanying notes are an integral part of these
               consolidated financial statements.


























<PAGE 15>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
--------------------------------------------------------------------

                                  Nine Months Ended September 30,
                                ------------------------------------
                                               1998         1997
--------------------------------------------------------------------
Operating activities
 Net income                                   $  452        $  283
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization               999           951
 Changes in assets and liabilities:
   Tenant security deposits liability             13            32
   Tenant security deposits                      (13)          (32)
   Other assets                                 (295)         (194)
   Accounts payable and accrued expenses           9           137
   Other liabilities                             115           111
--------------------------------------------------------------------
Net cash provided by operating activities      1,280         1,288
--------------------------------------------------------------------

Investing activities
 Working capital reserve                         231           (45)
 Additions to investment properties             (527)         (588)
--------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                         (296)         (633)
--------------------------------------------------------------------

Financing activities
 Distributions paid                             (608)         (432)
Mortgage principal paid                         (286)         (264)
 Purchase of Assignee Units                      (40)          (45)
--------------------------------------------------------------------
Net cash used in financing activities           (934)         (741)
--------------------------------------------------------------------
Net increase (decrease) in cash
   and cash equivalents                           50           (86)
Cash and cash equivalents, beginning
   of period                                   1,068         1,106
--------------------------------------------------------------------
Cash and cash equivalents, end of period      $1,118        $1,020
====================================================================
        The accompanying notes are an integral part of these
               consolidated financial statements.




<PAGE 16>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997, the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 1998 and 1997, the Consolidated Statement of Partners' Capital as of September 30, 1998, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1998 and 1997, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1997.

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

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the nine-month period ended September 30, 1998, were approximately $89,000 for administrative and accounting-related costs, compared to $52,000 for the same period in 1997.

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

   An  affiliate of ORP and its managing general partner,  Oxford
Residential Properties I Corporation ("Managing General Partner") owns approximately 20.6% of the outstanding Assignee Units.

Note 3.  Other Liabilities.

   Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $115,000 and $111,000 for the nine-month periods ended September 30, 1998 and 1997, respectively, have been deferred. The Managing General Partner has determined that the property manager is not an affiliate of the Partnership.

Note 4.  Mortgage Notes Payable.

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of September 30, 1998, the total outstanding balance of the four mortgage notes payable was $20,859,000. The properties are in compliance with their respective debt service agreements as of September 30, 1998.

The individual outstanding mortgage notes payable as of September
30, 1998, and monthly debt service are as follows:

<PAGE 17>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

-----------------------------------------------------------------
Property Collateralizing Debt      Outstanding    Monthly
(in thousands)                       Mortgage   Debt Service<F1>
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan        $ 9,585         $ 81
The Landings, Indianapolis, Indiana        3,159           26
Raven Hill, Burnsville, Minnesota          4,827           41
Shadow Oaks, Tampa, Florida                3,288           28
-----------------------------------------------------------------
                                         $20,859         $176
=================================================================

<F1> Includes principal and interest.





<PAGE 18>
-----------------------------------------------------------------
Instructions for Investors who wish to reregister or transfer ORP
Assignee Units
-----------------------------------------------------------------

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

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  September  30,  1998,  filed with the Securities  and  Exchange
  Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550