Form 10-K
period 1998-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1999-03-31
CIK 744786

<PAGE 1>
======================================================================
                            UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-K


 /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1998
                                     OR

 / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from _________ to _________
                --------------------------------
                Commission file number:  0-14533
                --------------------------------
          OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Maryland                                    52-1322906
----------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

  7200 Wisconsin Avenue, 11th floor,  Bethesda, Maryland 20814
----------------------------------------------------------------------
      (Address of principal executive offices)     (Zip Code)

                           301-654-3100
----------------------------------------------------------------------
         Registrant's telephone number, including area code


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X].

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

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the Registrant are incorporated herein by reference as indicated:

Form 10-K Parts                               Document
----------------------------------------------------------------------
Parts I, II, III    Portions  of  the 1998 Annual  Report  are
                    incorporated by reference into Parts I, II and III.

Reference to Exhibits is on page 9.

<PAGE 2>

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

Item 2.  Properties.

    Information concerning the individual properties is discussed in the 1998 Annual Report in the section entitled "Community
Descriptions," which section is incorporated herein by  reference
(pages 13 through 14 hereof).

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                             PART II

Item 5.  Market for the Registrant's Partnership Interests and
         Related Partnership Matters.

(a)      Market Information.

    The Partnership originally issued 25,714 Assignee Units and through December 31, 1998, had redeemed a total of 1,623 Assignee Units, ranging in price from $332 to $505 per Assignee Unit. As of December 31, 1998, there were 24,091 Assignee Units outstanding. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

(b)    Number of Security Holders.

    As of December 31, 1998 there were 1,483 Assignee Unit
    Holders.

<PAGE 3>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                       PART II (continued)

(c)    Dividend History and Restrictions.

   Information regarding the frequency and amount of cash distributions is included in the section entitled "Selected Consolidated Financial Data" of the 1998 Annual Report, which section is incorporated herein by reference (page 12 hereof). Information regarding management's future expectations as to distributions is also included in the 1998 Annual Report in the section entitled "Report of Management," which section is incorporated herein by reference (on pages 15 through 21 hereof).

Item 6.  Selected Financial Data.

   Reference is made to the section of the 1998 Annual Report entitled "Selected Consolidated Financial Data," which section is incorporated herein by reference (page 12 hereof).

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

    For a detailed discussion of the Partnership's financial condition and results of operations for the years ended December 31, 1998, 1997, and 1996, see information set forth in the section entitled "Report of Management" of the Partnership's 1998 Annual Report, which section is incorporated herein by reference (pages 15 through 21 hereof).

Item 8.  Financial Statements and Supplementary Data.

     Reference is made to the 1998 Annual Report for the consolidated financial statements of the Partnership, which consolidated financial statements are incorporated herein by reference (pages 23 through 26 hereof). See Item 14 of this report for information concerning financial statements and schedules filed with this report.

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

         None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.
(a), (b), (c) and (e).

   The Partnership has no directors or officers. The Managing General Partner of the Partnership, as designated in the Partnership Agreement, is Oxford Residential Properties I Corporation. The director and executive officers of the Managing General Partner are as follows:

-----------------------------------------------------------------
Name                Age  Position and Business Experience
-----------------------------------------------------------------
Leo E. Zickler      62   Chairman  of the Board of Directors  and
                         Chief Executive Officer since inception.
                         Since March 1982 he has been Chairman of
                         the   Board  of  Directors,  and   Chief
                         Executive  Officer of Oxford Development
                         Corporation ("Oxford"), an affiliate  of
                         the  Partnership  and  a  national  real
                         estate  firm  which  owns  and  operates
                         apartment and senior living communities.
                         Mr.  Zickler  served  as  President   of
                         Oxford  until  February 28,  1994.   Mr.
                         Zickler serves as a director and officer
                         of   certain  entities  affiliated  with
                         Oxford.

<PAGE 4>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)
-----------------------------------------------------------------
Name                Age  Position and Business Experience
-----------------------------------------------------------------
Francis P. Lavin    47   President  since March  1,  1994.   From
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

Richard R. Singleton 51  Senior  Vice  President since  inception and  Chief Financial Officer since 1995.
                         Previously,  he  was Vice  President  of
                         Oxford Mortgage & Investment Corporation
                         since  1979 and was promoted  to  Senior
                         Vice President in 1983, and he was Chief
                         Operating  Officer  of  ORP's   Managing
                         General  Partner  since  1990  and   was
                         promoted  to Chief Financial Officer  in
                         1995.   Mr. Singleton also serves as  an
                         officer of certain entities affiliated with Oxford.

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

   Based solely upon a review of Section 16(a) reports furnished to ORP for the fiscal year ended December 31, 1998 (the "1998 fiscal year"), or representations by reporting persons that no other reports were required for the 1998 fiscal year, ORP believes that all reporting persons timely filed all reports required by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.
(a), (b), (c) and (d)

  Neither  the  director  nor  the  executive  officers  of   the
  Managing General Partner receives direct compensation for services rendered to the Partnership.

(e)    Termination of Employment and Change of Control
       Arrangements.  None.

<PAGE 5>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

(a)    Security Ownership of Certain Beneficial Owners.

   ORP Acquisition Partners Limited Partnership, located at 7200 Wisconsin Avenue, Suite 1100, Bethesda, MD 20814, owns 4,997 Assignee Units, representing approximately 20.7% of the Assignee Units outstanding as of December 31, 1998. No other person or group is known by the Partnership to own beneficially more than 5% of the outstanding limited partnership interests and Assignee Units.

(b)    Security Ownership of Management.

   The officers and directors of the General Partners of the Partnership do not directly own any Assignee Units, however, certain officers and directors own equity interests in ORP Acquisition Partners Limited Partnership, which owns 4,997 Assignee Units, representing approximately 20.7% of the
   Assignee Units outstanding as of December 31, 1998. An affiliate of the General Partner is the Assignor Limited Partner of the Partnership. The Assignor Limited Partner has assigned the ownership of its limited partnership units (including rights to a percentage of the income, gain, losses, deductions, and distributions of the Partnership) to the Assignee Unit Holders.

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

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to this affiliate for the years ended December 31, 1998, 1997 and 1996 were $116,000, $65,000, and
   $56,000,   respectively,  for  administrative  and  accounting
   related costs.

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

<PAGE 6>


       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


(c) Indebtedness of Management.  None

(d) Transactions with Promoters.  None

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

(a) List of documents filed as part of this Report:

    1.  Financial Statements.

        The following financial statements are contained in the Partnership's 1998 Annual Report and are incorporated herein by reference into Part II, Item 8:

                                                    Page Numbers
         Description                                   Herein
       ---------------------------------------------------------
       Report of Independent Accountants.                22
       Consolidated Balance Sheets as of
          December 31, 1998 and 1997.                    23
       Consolidated Statements of Operations
          for the years ended December 31,
          1998, 1997 and 1996.                           24
       Consolidated Statement of Partners'
          Capital for the years ended
          December 31, 1998, 1997 and 1996.              25
       Consolidated Statements of Cash Flows
          for the years ended December 31,
          1998, 1997 and 1996.                           26
       Notes to Consolidated Financial
          Statements.                                  27-34

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

<PAGE 7>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                       PART IV (continued)


               d. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Shadow Oaks.

       Exhibit No. 13 - Annual report to security holders, etc.

       a.  Annual Report for the year  ended  December  31,  1998
           ("filed" only to the extent material therefrom is specifically incorporated by reference).

       Exhibit No. 25 - Power of Attorney.

               a.   Leo E. Zickler Power of Attorney
          (Incorporated by reference from Exhibits to Post-effective Amendment No. 1 to Form S-11 Registration
          Statement, dated March 28, 1985).

       Exhibit No. 28 - Additional Exhibits.  None.

(b)    Reports on Form 8-K.

   No reports on Form 8-K were filed by the registrant during the year ended December 31, 1998.

(c)    The   list of  Exhibits required by Item 601 of Regulation
       S-K is included in Item 14(a)(3) above.

(d)    Financial Statement Schedules.

       See Item 14(a)(2) above.

<PAGE 8>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                      CROSS REFERENCE SHEET

    The item numbers and captions in Parts I, II, III, and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

                                                     Sequentially
                                                       Numbered
Item                          Reference Materials       Page(s)
------------------------------------------------------------------
1.  Business                    Annual Report 1998       pps 13-21

2.  Properties                  Annual Report 1998       pps 13-14

5.  Market for Registrant's     Annual Report 1998   pps 12, 16-21,
    Registrant's Partnership                       31-32 and 33-34
    Interest and Related
    Partnership Metters

6.  Selected Financial Data     Annual Report 1998       pp 12

7.  Management's Discussion     Annual Report 1998       pps 16-21
    and Analysis of Financial
    Condition and Results of
    Operations

8.  Financial Statements and    Annual Report 1998       pps 22-34
    Supplementary Data

11. Executive Compensation      Annual Report 1998       pps 33-34

13. Certain Relationships and   Annual Report 1998       pps 33-34
    Related Transactions

14. Exhibits, Financial         Annual Report 1998       pps 12-37
    Statement Schedules, and
    Reports on Form 8-K

<PAGE 9>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(13)  Annual Report 1998 to Security Holders.

    Oxford Residential Properties I Limited Partnership's Report dated December 31, 1998, follows on sequentially numbered pages
11 through 37 of this report.

(27)  Financial Data Schedule.



<PAGE 10>




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

              Oxford Residential Properties I Limited Partnership

                 By:  Oxford Residential Properties I Corporation
                      Managing General Partner of  the Registrant


Date:  3/31/99   By:  /s/ Richard R. Singleton
       -------        -------------------------------------------
                          Richard R. Singleton
                          Senior Vice President and Chief
                            Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  3/31/99   By:  /s/ Leo E. Zickler
       -------       --------------------------------------------
                          Leo E. Zickler
                          Chairman of the Board of Directors and
                            Chief Executive Officer



Date:  3/31/99   By:  /s/ Francis P. Lavin
       -------       --------------------------------------------
                          Francis P. Lavin
                          President


    No proxy material has been sent to the Registrant's security holders. The Partnership's Annual Report 1998 is expected to be mailed to Assignee Unit Holders before April 30, 1999.






















































<PAGE 11>



       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                       Annual Report 1998























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







<PAGE 12>

---------------------------------------------------------------------------------------------------------------------------

Selected Consolidated Financial Data (in thousands, except Net Income (Loss) per Assignee Unit and weighted average number of Assignee Units outstanding)
---------------------------------------------------------------------------------------------------------------------------

                                                 For the Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS

                                            1998           1997           1996            1995            1994

Total Assets                                $26,926        $27,541        $27,860         $28,484         $29,215
Investment Properties                       $24,092        $24,423        $24,670         $25,063         $25,559
Mortgage Notes Payable                      $20,760        $21,145        $21,501         $21,828         $22,129
Total Revenues from Apartment Operations    $ 7,718        $ 7,461        $ 7,187         $ 6,895         $ 6,619
Net Operating Income                        $ 4,091        $ 3,830        $ 3,623         $ 3,463         $ 3,249
Net Income (Loss)                           $   414        $   402        $   194         $  (184)        $   (62)
Net Income (Loss) Allocated to              $   406        $   394        $   190         $  (180)        $   (61)
Assignee Unit Holders
Net Income (Loss) per Assignee Unit         $ 16.71        $ 16.03        $  7.63         $ (7.07)        $ (2.37)
Net Loss (tax basis) per Assignee Unit      $ (1.56)<F1>   $ (4.62)<F3>   $(12.29)<F5>    $(26.65)<F7>    $(25.50)<F9>
Cash Distributions per Assignee Unit        $ 30.00<F2>    $ 20.00<F4>    $ 15.00<F6>     $ 12.50<F8>     $ 10.00<F10>

Assignee Units Outstanding                   24,091         24,325         24,657          25,186          25,714
Weighted Average of Assignee
Units Outstanding                            24,281         24,582         24,940          25,515          25,714
Number of Assignee Unit Holders               1,483<F11>     1,579 <F11>    1,712<F11>      1,642<F11>      2,163
Number of Investment Properties Owned             4              4              4               4               4
---------------------------------------------------------------------------------------------------------------------------

<F1>  Net loss (tax basis) per Assignee Unit includes $(5.05) real estate rental loss per Assignee Unit, and $3.49 in portfolio income per Assignee Unit.
<F2>  Includes semiannual distributions of $15.00 per Assignee Unit paid in August 1998 and March 1999.
<F3>  Net loss (tax basis) per Assignee Unit includes $(8.84) real estate rental loss per Assignee Unit, and $4.22 in portfolio income per Assignee Unit.
<F4>  Includes semiannual distributions of $10.00 per Assignee Unit paid in August 1997 and February 1998.
<F5>  Net loss (tax basis) per Assignee Unit includes $(17.05) real estate rental loss per Assignee Unit, and $4.76 in portfolio income per Assignee Unit.
<F6>  Includes semiannual distributions of $7.50 per Assignee Unit paid in August 1996 and February 1997.
<F7>  Net loss (tax basis) per Assignee Unit includes $(31.58) real estate rental loss per Assignee Unit, and $4.93 in portfolio income per Assignee Unit.
<F8>  Includes semiannual distributions of $5.00 per Assignee Unit paid in August 1995 and $7.50 per Assignee Unit paid in February 1996.
<F9>  Net loss (tax basis) per Assignee Unit includes $(36.10) real estate  rental loss per Assignee Unit pre-act passive loss, $6.39 in cancellation of indebtedness income per Assignee Unit, and $4.21 in portfolio income per Assignee Unit.
<F10> Includes semiannual distributions of $5.00 per Assignee Unit paid in August 1994 and February 1995.
<F11> ORP Acquisition Partners Limited Partnership, located at 7200 Wisconsin Avenue, Suite 1100, Bethesda, MD 20814, owns
      4,997 Assignee Units, representing approximately 20.7% of the Assignee Units outstanding at December 31, 1998.
      Also, from July 1995 through December 31, 1998, ORP has purchased, in the aggregate, 1,623 Assignee Units, ranging in price from $332 to $505 per Assignee Unit.






<PAGE 13>
-------------------------------------------------------------------
Community Descriptions

-------------------------------------------------------------------
     The following paragraphs contain descriptions of each of the four properties comprising the Partnership's portfolio. Unless otherwise indicated, information provided herein is as of December 31, 1998.

Fairlane East, Dearborn, Michigan

    Fairlane East is a 244-unit conventional property, located in Dearborn, Michigan. Fairlane East was built in 1973 and consists of 26 buildings, offering one to two bedroom apartments and two to three bedroom townhomes. The buildings are of wood frame construction with brick and wood trim. The property is located on Rotunda Drive. To the north is single-family residential, to the east is industrial, to the south is the Ford Land Development Maintenance Center, and to the west is a retirement center and the Ford World Headquarters. Fairlane East is convenient to shopping, restaurants, churches, and public transportation. Amenities include a washer and dryer in each unit, a swimming pool and a clubhouse. Average occupancy was 95% in 1998 and 96% in in 1997.

    Property improvements completed for the year ended December 31, 1998 primarily include fence and deck replacements, carpet, vinyl floor and appliance replacements, HVAC repairs and replacements, structural repairs, roof replacements of the clubhouse building and five carports, sidewalks and curb replacements, interior and exterior painting, cabinet and counter replacements, and landscaping improvements.

    There are at least three competitive apartment communities containing an aggregate of approximately 1,100 apartment units located in the Dearborn area within a five-mile radius of the site. Average occupancy at these communities was approximately 95% as of December 31, 1998. Additionally, a new rental community is being built adjacent to Fairlane East, with lease of the new units anticipated to begin in 1999.

The Landings, Indianapolis, Indiana

     The Landings is a 150-unit property located in northeastern Indianapolis, Indiana. The property is approximately 15 minutes from the downtown business district. The Landings is located at 78th Street and Keystone Avenue between the popular areas of Keystone at the Crossing and Broad Ripple, and is convenient to shopping, entertainment, parks, major thoroughfares, and public transportation. The property was built in 1974 and consists of nine wood frame constructed buildings with brick and aluminum siding and wood trim. The property is located on 27.3 acres along the White River and surrounds a lake that opens to the White River. Amenities include a clubhouse with party and billiard room, boat launch ramp to the river, boat storage, a sand volleyball court, two lighted tennis courts, a basketball court area, and a swimming pool. Average occupancy was 95% in 1998 and 91% in 1997.

     Project improvements completed for the year ended December 31, 1998 primarily include carpet, vinyl floor and appliance replacements, balcony replacements, asphalt/concrete repairs, HVAC repairs and replacements, and refurbishment of clubhouse.

     Major competitors of The Landings include at least four comparable apartment communities, containing an aggregate of approximately 2000 units, located within five miles of the property. Average occupancy at these communities was approximately 94% as of December 31, 1998. An additional three properties with an aggregate total of approximately 900 apartment units are under construction in the Indianapolis area within a six-mile radius of the site. The properties are scheduled to be completed during 1999.

Raven Hill, Burnsville, Minnesota

     Raven Hill is a 304-unit apartment community located in Burnsville, Minnesota, a suburb south of Minneapolis. It is convenient to the Minneapolis central business district, as well as the suburban employment centers of the Twin Cities of Minneapolis and St. Paul. The property was built in 1971 and consists of four three-story buildings with underground and surface parking. Amenities include two guest suites, indoor and outdoor swimming pools, a spa, tennis courts, an indoor racquetball court, and two entertainment centers. Average occupancy was 97% in 1998 and 1997, respectively.

<PAGE 14>
-------------------------------------------------------------------
Community Descriptions
-------------------------------------------------------------------
    Property improvements completed for the year ended December 31, 1998 primarily include patio and balcony improvements, carpet and vinyl replacements, appliance replacements, interior painting, boiler repairs, landscaping improvements, air conditioner replacements, ventilator fans, and elevator improvements.

    There are several comparable apartment communities located in the Burnsville area within close proximity of Raven Hill, with average occupancy of 96% at December 31, 1998. Built in the mid to late 1980s, these communities are newer and offer more contemporary features than Raven Hill. However, the exterior vinyl siding, window, and patio and balcony improvements at Raven Hill are now complete and will enhance the appearance and competitiveness of the property. There are no known rental communities under construction in this market area.

Shadow Oaks, Tampa, Florida

    Shadow Oaks is a 200-unit apartment community built in 1984 and is located in a neighborhood consisting of middle- and upper-middle-class single-family homes close to various commercial centers. Shadow Oaks is located in northeast Tampa, between the University of South Florida and Carrollwood areas. Amenities include playground, pool, whirlpool, tennis court, picnic area, volleyball court, and laundry facilities. There has been significant building of apartments in Tampa and the surrounding area and, as a result, Shadow Oaks competes for residents with a considerable number of newer apartment communities located in nearby neighborhoods. Average occupancy was 97% in 1998 and 95% in 1997.

    Property improvements completed for the year ended December 31, 1998 primarily include cedar wood siding and picket replacement performed in conjunction with a complete exterior paint job of the property, completion of third and final year of roof replacement, carpet, vinyl floor and appliance replacements, clubhouse upgrades, and landscaping improvements.

    There are three comparable apartment communities containing an aggregate of approximately 1,200 apartment units located in the Tampa area within a three-mile radius of the site. Average occupancy at these communities was approximately 97% as of December 31, 1998. Although new construction is planned in the Tampa area, it should not materially affect Shadow Oaks due to its competitive market position in the area.

<PAGE 15>

----------------------------------------------------------------------------------------------------------------------
Average Occupancy
----------------------------------------------------------------------------------------------------------------------
The average occupancy for each of the four investment properties is shown in the following chart:

                                        Average             For the Quarter Ended            Average
Property/                 Acquisition  Occupancy  --------------------------------------    Occupancy
Location                      Date       1997      3/31/98  6/30/98   9/30/98   12/31/98      1998
----------------------------------------------------------------------------------------------------------------------
Fairlane East               12/23/85      96%        91%      94%       97%       97%         95%
Dearborn, Michigan
The Landings                10/31/84      91%        94%      96%       96%       94%         95%
Indianapolis, Indiana
Raven Hill                  12/24/86      97%        98%      97%       97%       96%         97%
Burnsville, Minnesota
Shadow Oaks                 02/07/85      95%        97%      96%       98%       95%         97%
Tampa, Florida
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)

----------------------------------------------------------------------------------------------------------------------
                                                    1998 Operating Results  (in thousands)

                                     Average                                    NOI
                                Rent Collected<F1>                            Before                          NOI
                                -----------------                            Property                        Before
Property/              No. of   December December    Apartment Apartment   Improvements       Property        Debt
Location               Units      1998     1997       Revenues  Expenses  & Debt Service  Improvements<F2>   Service
----------------------------------------------------------------------------------------------------------------------
Fairlane East           244    $1,010      $963       $2,803    $1,115       $1,688           $  348        $1,340
Dearborn, Michigan
The Landings            150       616       599        1,088       552          536              213           323
Indianapolis, Indiana
Raven Hill              304       735       705        2,650     1,341        1,309              483           826
Burnsville, Minnesota
Shadow Oaks             200       488       466        1,177       619          558              278           280
Tampa, Florida
----------------------------------------------------------------------------------------------------------------------
     Total              898                           $7,718    $3,627       $4,091           $1,322        $2,769
----------------------------------------------------------------------------------------------------------------------
<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents total property improvement costs incurred during 1998, consisting of $403,000 in refurbishment expenses and $919,000 in capitalized costs.

<PAGE 16>
-------------------------------------------------------------------
Report of Management
-------------------------------------------------------------------

    The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of December 31, 1998, and its consolidated results of operations and cash flows for the three years ended December 31, 1998, 1997 and 1996. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Annual Report.

Recent Developments

    On March 1, 1999, the Managing General Partner declared a distribution of $15 per Assignee Unit to its Partners and Assignee Unit Holders of record as of December 31, 1998. The distribution was the same as the last semi-annual distribution but represents a $5 increase over the amount paid for the comparable period last year.

    On behalf of the Partnership, Oxford Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units at such prices as may be set by the Managing General Partner from time to time. The prices that will be paid will be established by reference to prevailing secondary market prices that will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by the Partnership. During the period from July 1995 through December 31, 1998, ORP purchased, in the aggregate, 1,623 Assignee Units for approximately $573,000. Since December 31, 1998, ORP has purchased an additional 53 Assignee Units.

Liquidity and Capital Resources

    Current Position. At December 31, 1998, ORP held $1,351,000 in cash and cash equivalents and the working capital reserve, compared to $1,503,000 at December 31, 1997. The decrease of $152,000 is primarily attributable to increases in property net operating income offset by: (i) the distributions made on February 27, 1998 and August 28, 1998 to Partners of record as of December 31, 1997 and June 30, 1998 totaling $243,000 and $365,000, respectively, (ii) the purchase of 234 Assignee Units during the year ended December 31, 1998 totaling $112,000, and
(iii) the payment of administrative costs for the year ended December 31, 1998 totaling $271,000.

    Other Assets shown on the accompanying consolidated Balance Sheet decreased by $47,000 to $981,000 at December 31, 1998 from $1,028,000 at December 31, 1997. The decrease in Other Assets is primarily a result of a decrease in escrow deposits offset by increases in Accounts Receivable and Prepaid Expenses. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $783,000. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses, which are also included in Other Assets, totaled $48,000 and $150,000, respectively, at December 31, 1998.

    Unamortized deferred costs related to organization and refinancing costs (discussed in prior reports) at December 31, 1998 were $326,000, compared to $424,000 at December 31, 1997.
These costs are being amortized over the term of the mortgages.

    Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $1,322,000 were made for the year ended December 31,
1998, compared to $1,202,000 for the same period in 1997. Of the $1,322,000 of property improvements, $919,000 was capitalized for financial statement purposes for the year ended December 31, 1998, compared to $924,000 of the $1,202,000 of property improvements for the same period in 1997.

<PAGE 17>
-------------------------------------------------------------------
Report of Management
-------------------------------------------------------------------
    Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of December 31, 1998 and December 31, 1997, deferred property management fees to NHP amounted to $712,000 and $560,000, respectively.

Results of Operations

    The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by each of the four investment properties for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, is as follows:

-------------------------------------------------------------------
                                           (in thousands)
Property                                1998      1997      1996
-------------------------------------------------------------------
Fairlane East, Dearborn, Michigan      $1,688     $1,683    $1,590
The Landings, Indianapolis, Indiana       536        498       501
Raven Hill, Burnsville, Minnesota       1,309      1,110     1,045
Shadow Oaks, Tampa, Florida               558        539       487
-------------------------------------------------------------------
   Total Net Operating Income          $4,091     $3,830    $3,623
===================================================================

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by the Partnership in 1998 increased by 6.8% compared to 1997. Set forth below is a discussion of the properties which compares their respective operations for the years ended December 31, 1998, 1997 and 1996.

1998 versus 1997

Fairlane East

    Fairlane East's net operating income for the year ended December 31, 1998 increased by less than 1% from the same period in 1997 due to a 2.4% increase in revenues offset by a 5.8%
increase in apartment expenses. The increase in revenues was primarily attributable to the property's ability to change its rent structure, adjusting rents on specific unit types, which resulted in higher gross rental revenue throughout 1998. The increase in apartment expenses is primarily attributable to increases in marketing expenses in response to lower than expected occupancy rates during the first half of 1998, and maintenance expenses associated with higher than expected unit turnover. Average occupancy in 1998 decreased to 95% from 96% in 1997. During 1998, the Partnership expended $348,000 on property improvements, including $218,000 of capitalizable expenditures. The Managing General Partner believes that apartment upgrades will be the focus for 1999 property improvements, including cabinetry replacements, to assist the property in competing in the local marketplace.

The Landings

    The Landings' net operating income for the year ended December 31, 1998 increased by 7.6% from the same period in 1997 due to a 4% increase in revenues and a less than 1% increase in apartment expenses. Total apartment expenses were mostly lower throughout 1998 primarily because of reductions in property taxes. In March 1998, the Partnership received a refund of real estate taxes in the amount of $38,000 due to tax overpayments in prior years. The refund, in turn, reduced the amount of property tax expenses and resulted in a significantly higher overall net operating income for the year ended. Average occupancy in 1998 increased to 95% from 91% in 1997. The increase in occupancy is primarily due to a slight decline in new home purchases which, in turn, led to an increase in overall occupancy levels. During 1998, the Partnership expended $213,000 on property improvements, including $113,000 of capitalizable expenditures. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1999, as compared to the year ended December 31, 1998.

<PAGE 18>
-------------------------------------------------------------------
Report of Management
-------------------------------------------------------------------
Raven Hill

    Raven Hill's net operating income for the year ended December 31, 1998 increased by 18% from the same period in 1997 due to a 4.2% increase in revenues and a 6.4% decrease in apartment expenses. The increase in revenues is primarily attributable to steady increases in per-unit rents along with lower than forecasted vacancy levels. The decrease in apartment expenses is primarily attributable to: (i) savings in utility costs due to better than average weather conditions, (ii) decreases in maintenance expenses due to payroll savings from having fewer maintenance workers, and (iii) a decrease in property taxes due to lower 1998 property tax assessments. Average occupancy for 1998 and for 1997 was 97%, respectively. The Partnership expended $483,000 for property improvements during 1998, including $372,000 of capitalizable expenditures. The Managing General Partner anticipates higher spending levels on property improvements in 1999, as compared to the year ended December 31, 1998.

Shadow Oaks

    Shadow Oaks' net operating income for the year ended December 31, 1998 increased by 3.5% from the same period in 1997 due to a 3.7% increase in revenues and a 3.8% increase in apartment expenses. The increase in revenue is due to increases in rent levels of certain units coupled with increased traffic caused by the completion of a road widening project near the property. The increase in apartment expenses is attributable to increases in administrative expenses and property taxes. The average occupancy in 1998 increased to 97%, compared to 95% in 1997. During 1998, the Partnership expended $278,000 on property improvements, including $216,000 of capitalizable expenditures. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1999, as compared to the year ended December 31, 1998.

1997 versus 1996

Fairlane East

    Fairlane East's net operating income for the year ended December 31, 1997 increased by 5.9% from the same period in 1996 due to a 3.3% increase in revenues and a less than 1% decrease in apartment expenses. The increase in revenues was attributed to a stronger economy in the Dearborn, Michigan area due to new commercial development. In the Detroit metropolitan area, population growth and unemployment rates improved during 1997. The competitive services and rental rates, along with impressive curb appeal, were contributing factors to the improvement in occupancy. Average occupancy in 1997 decreased to 96% from 98% in 1996. During 1997, the Partnership expended $328,000 on property improvements, including $248,000 capitalized for accounting purposes.

The Landings

    The Landings'net operating income for the year ended December 31, 1997 decreased by less than 1% from the same period in 1996 due to a 1% increase in revenues and a 2.5% increase in apartment expenses. The increase in apartment expenses was primarily attributable to an increase in maintenance and operating expenses. Average occupancy in 1997 decreased to 91% from 94% in 1996. The Managing General Partner believes that this decrease in occupancy is due to the decline in interest rates during 1997 which, in turn, led to an increase in the purchase of new homes by tenants. During 1997, the Partnership expended $180,000 on property improvements, including $114,000 capitalized for accounting purposes.

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

<PAGE 19>
-------------------------------------------------------------------
Report of Management
-------------------------------------------------------------------
Shadow Oaks

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

<PAGE 20>
-------------------------------------------------------------------
Report of Management
-------------------------------------------------------------------
Consolidated Statements of Operations-Other Income and Deductions

    Other     income     was   $283,000,  $330,000,  and  $312,000,
respectively, for the years ended December 31, 1998, 1997 and 1996. The decrease was primarily due to decreases in interest earned on certain escrow accounts.

    The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $1,730,000, $1,758,000, and $1,786,000, respectively, and mortgage principal paid was $385,000, $356,000, and $327,000, respectively, for the years ended December 31, 1998, 1997 and 1996.

    Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $1,250,000, $1,171,000, and $1,133,000,
respectively. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $98,000. Depreciation expense increased due to the addition of capitalized property improvements during the years ended December 31, 1998, 1997 and 1996.

    For the years ended December 31, 1998, 1997 and 1996, of the total property improvements in the aggregate amount of $1,322,000, $1,202,000, and $1,046,000, respectively, $403,000,
$278,000, and $306,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $919,000, $924,000, and $740,000, respectively, were capitalized for financial statement purposes.

    Interest income for the years ended December 31, 1998, 1997 and 1996 was $72,000, $76,000, and $78,000, respectively. The decrease was primarily due to a decrease in cash and cash equivalents during 1998, as compared to 1997 and 1996.

    ORP's administrative expenses for the years ended December 31, 1998, 1997 and 1996 were $271,000, $199,000, and $184,000, respectively. The increase in administrative expenses for 1998 compared to 1997 is due principally to ORP's securities filings and responses to a tender offer for Assignee Units made during 1998 by unaffiliated entities.

    In the aggregate, the net income, after debt service, refurbishment expenses, and other deductions, reported by ORP for the year ended December 31, 1998 increased by $12,000, or 3%, from net income of $402,000 at December 31,1997, to a net income of $414,000 for December 31, 1998. The increase is primarily attributed to improvement in property operations.











<PAGE 21>
-------------------------------------------------------------------
Report of Management
-------------------------------------------------------------------
Year 2000 Compliance

    In  accordance with  the SEC's interpretive release  "Statement
of   the   Commission  Regarding Disclosure of Year 2000 Issues and
Consequences by Public Companies...," the Managing General Partner of ORP has upgraded and tested the principal systems on which ORP
relies   and believes that they  are Year 2000 compliant as of this
date.    The Managing General Partner is currently contacting third parties with  whom  ORP does business to evaluate their exposure to
year 2000 issues.  In addition, the Managing General   Partner   is
in the process  of determining the risks  associated  with  a third
party service provider failure and   is   developing    contingency
plans.  The Managing General Partner believes that  such   analysis
will take until September 30, 1999 to complete.

THIS REPORT CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES
EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBORS CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AND WILL BE AFFECTED BY A VARIETY OF RISKS AND FACTORS. THESE STATEMENTS ARE SUBJECT TO MANY UNCERTAINTIES AND RISKS, AND SHOULD NOT BE CONSIDERED GUARANTEES OF FINANCIAL PERFORMANCE. READERS SHOULD REVIEW CAREFULLY ORP's FINANCIAL STATEMENTS AND THE NOTES THERETO, AS WELL AS RISK FACTORS DESCRIBED IN THE SEC FILINGS. ORP DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THE FORM 10 K WITH THE SEC OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF ORP.



















<PAGE 22>
-------------------------------------------------------------------
Report of Independent Accountants
-------------------------------------------------------------------

To the Partners and Assignee Unit Holders of Oxford Residential
Properties I Limited Partnership:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's Managing General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.








/s/ PricewaterhouseCoopers LLP
-------------------------------
    PricewaterhouseCoopers LLP

Washington, D.C.
March 1, 1999















<PAGE 23>

Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Balance Sheets (in thousands, except Assignee Unit data)
---------------------------------------------------------------------
December 31,                                   1998        1997
---------------------------------------------------------------------
Assets
  Investment properties, at cost
    Land                                     $ 3,681      $ 3,681
    Buildings and improvements, net
      of accumulated depreciation
      of $16,077 and $14,827,
      respectively                            20,411       20,742
---------------------------------------------------------------------
        Total Investment Properties           24,092       24,423
---------------------------------------------------------------------
Cash and cash equivalents                      1,288        1,068
Working capital reserve                           63          435
Tenant security deposits                         176          163
Deferred costs, net of amortization
of $2,591 and $2,493, respectively               326          424
Other assets                                     981        1,028
---------------------------------------------------------------------
                                               2,834        3,118
---------------------------------------------------------------------
        Total Assets                         $26,926      $27,541
=====================================================================
Liabilities and Partners' Capital
  Liabilities
    Mortgage notes payable                   $20,760      $21,145
    Accounts payable and accrued
      expenses                                   382          471
    Distributions payable                        361          243
    Other liabilities                            712          560
    Tenant security deposits                     176          163
---------------------------------------------------------------------
        Total Liabilities                     22,391       22,582
---------------------------------------------------------------------
Commitments and contingencies (Notes 10 and 11)

Partners' Capital
  General Partners                            (1,024)      (1,032)
  Assignor Limited Partner                         1            1
  Assignee Unit Holders (25,714
    Assignee Units issued and 24,091
    outstanding for 1998; 24,325
    outstanding for 1997)                      5,558        5,990
---------------------------------------------------------------------
        Total Partners' Capital                4,535        4,959
---------------------------------------------------------------------
        Total Liabilities and
          Partners' Capital                  $26,926      $27,541
=====================================================================
       The accompanying notes are an integral part of these
                consolidated financial statements.

<PAGE 24>
Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net Income per Assignee Unit and Weighted average number of Assignee Units Outstanding)
---------------------------------------------------------------------

For the Years Ended December 31,       1998       1997      1996
---------------------------------------------------------------------
Apartment Revenues
  Rental income                       $ 7,435    $ 7,131   $ 6,875
  Other income                            283        330       312
---------------------------------------------------------------------
        Total Apartment Revenues        7,718      7,461     7,187
---------------------------------------------------------------------
Apartment Expenses
  Maintenance                           1,199      1,187     1,183
  Operating                               603        639       633
  Administrative                          469        441       433
  Property management fees                383        373       356
  Property taxes                          839        875       851
  Marketing                               134        116       108
---------------------------------------------------------------------
        Total Apartment Expenses        3,627      3,631     3,564
---------------------------------------------------------------------
Net Operating Income                    4,091      3,830     3,623
---------------------------------------------------------------------
Other Deductions
  Interest expense                      1,727      1,758     1,786
  Depreciation and amortization         1,348      1,269     1,231
  Refurbishment expenses                  403        278       306
  Partnership administrative expenses     271        199       184
  Interest income                         (72)       (76)      (78)
---------------------------------------------------------------------
       Total Other Deductions           3,677      3,428     3,429
---------------------------------------------------------------------
Net Income                            $   414    $   402   $   194
=====================================================================
Net Income  Allocated to Assignee
  Unit Holders                        $   406    $   394   $   190
=====================================================================
Net Income  per Assignee Unit         $ 16.71    $ 16.03   $  7.63
=====================================================================
Weighted Average Number of Assignee
  Units Outstanding                    24,281     24,582    24,940
=====================================================================
       The accompanying notes are an integral part of these
                consolidated financial statements.






<PAGE 25>
Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)

                                  Limited Partners'
                                      Interests
                                 -------------------
                                  Assignee Assignor
For the Years Ended December 31,    Unit   Limited  General
1998, 1997 and 1996               Holders  Partner  Partners  Total
---------------------------------------------------------------------
Balance, January 1, 1996          $6,553    $1     $(1,044)   $5,510
---------------------------------------------------------------------
Net income                           190     0           4       194
Distributions to Assignee Unit
  Holders                           (372)    0           0      (372)
Purchase of Assignee Units          (176)    0           0      (176)
---------------------------------------------------------------------
Balance, December 31, 1996         6,195     1      (1,040)    5,156
---------------------------------------------------------------------
Net income                           394     0           8       402
Distributions to Assignee Unit
  Holders                           (489)    0           0      (489)
Purchase of Assignee Units          (110)    0           0      (110)
---------------------------------------------------------------------
Balance, December 31, 1997         5,990     1      (1,032)    4,959
---------------------------------------------------------------------
Net income                           406     0           8       414
Distributions to Assignee Unit
  Holders                           (726)    0           0      (726)
Purchase of Assignee Units          (112)    0           0      (112)
---------------------------------------------------------------------
Balance, December 31, 1998        $5,558    $1    $(1,024)   $4,535
=====================================================================
       The accompanying notes are an integral part of these
                consolidated financial statements.




















<PAGE 26>
Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
---------------------------------------------------------------------

For the Years Ended December 31,       1998         1997       1996
---------------------------------------------------------------------
Operating activities
  Net income                             $  414    $  402     $  194
  Adjustments to reconcile net
      income to net cash provided
      by operating activities:
    Depreciation and amortization         1,348     1,269      1,231
Changes in assets and liabilities:
   Tenant security deposits liability        13        28         14
   Tenant security deposits                 (13)      (28)       (14)
   Other assets                              47       (55)       (58)
   Accounts payable and accrued expenses    (89)       (1)       (96)
   Other liabilities                        152       149        143
---------------------------------------------------------------------
Net cash provided by operating activities 1,872     1,764      1,414
---------------------------------------------------------------------
Investing activities
  Working capital reserve                   372        19        380
  Additions to investment properties       (919)     (924)      (740)
---------------------------------------------------------------------
Net cash used in investing activities      (547)     (905)      (360)
---------------------------------------------------------------------
Financing activities
  Distributions paid                       (608)     (431)      (376)
  Mortgage principal paid                  (385)     (356)      (327)
Purchase of Assignee Units                 (112)     (110)      (176)
---------------------------------------------------------------------
Net cash used in financing activities    (1,105)     (897)      (879)
---------------------------------------------------------------------
Net (decrease) increase in cash and
   cash equivalents                         220       (38)       175
Cash and cash equivalents,
   beginning of year                      1,068     1,106        931
---------------------------------------------------------------------
Cash and cash equivalents, end of year   $1,288    $1,068     $1,106
=====================================================================
        The accompanying notes are an integral part of these
                 consolidated financial statements.










<PAGE 27>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

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

   The Partnership sold $25,714,000 in Assignee Unit interests in a public offering that concluded in October 1985. There is currently no established public market in which the Assignee Units are traded. During the period from July 1995 through December 31, 1998, ORP purchased, in the aggregate, 1,623 Assignee Units.

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

   Investment Properties. Investment properties are carried at cost, net of accumulated depreciation. Investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of evaluating the recoverability, a recoverability test is performed using undiscounted net cash flows of the individual properties. If impairment is indicated, the carrying value of the investment property is adjusted based on the discounted future cash flows.

   Revenue  Recognition. Rental income is recognized  as  rentals
become  due.   Rental payments received in advance  are  deferred
until earned. All leases between the company and the tenants of the property are operating leases.

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

<PAGE 28>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

    Deferred costs. Deferred costs reflect financing fees, which are amortized on a straight-line basis over the life of the respective loan agreements for both financial and income tax reporting purposes.

   Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Income taxes. No provision has been made for federal, state, or local income taxes in the financial statements of the Partnership, since the partners and the Assignee Unit Holders are required to report on their individual tax returns their allocable share of income, gains, losses, deductions, and credits of the Partnership. The Partnership's tax return is prepared on the accrual basis.

    Net income and distributions per Assignee Unit. Net income and distributions per Assignee Unit are based on the weighted average number of units outstanding during the year.

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

    Statements of cash flows. Since the consolidated statements of cash flows are intended to reflect only cash receipts and cash payment activity, the statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This noncash activity consists of distributions payable of $361,000, $243,000, and $185,000 at December 31, 1998, 1997 and 1996,
respectively.

    Interest on mortgage loans paid in 1998, 1997 and 1996 was $1,730,000, $1,758,000, and $1,789,000, respectively.

    Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and government money market funds stated at cost, which approximates market value, with original maturities of three months or less at the date of purchase.

Note 3.  Working Capital Reserve

    Working Capital Reserve. The Partnership established an initial working capital reserve in the amount of $1,286,000 in 1985 from net offering proceeds received in excess of investment properties acquired. Funds in the reserve, which are invested in United States Treasury Bills, are stated at cost, which approximates market value. The Partnership Agreement permits additions to the reserve of such amounts derived from the operations of residential properties as deemed advisable by the Managing General Partner. All funds held in the working capital reserve will be available to fund renovations and repairs, operating deficits, and other contingencies of the residential properties. Funds held in the working capital reserve also can be used to supplement distributions to the Assignee Unit Holders. The balance of the working capital reserve at December 31, 1998 was $63,000.

<PAGE 29>
-------------------------------------------------------------------
Notes to Consolidated Financial Statements
-------------------------------------------------------------------

Note 4.  Investment Properties

Information regarding the four investment properties is listed below.

-------------------------------------------------------------------
Schedule of Carrying Values (in thousands)
-------------------------------------------------------------------
                         Date of     Purchase   Carrying     No. of
  Property             Acquisition    Price      Values      Units

Fairlane East
Dearborn, Michigan      12/23/85      $12,100   $  8,906      244
The Landings
Indianapolis, Indiana   10/31/84        4,050      3,065      150
Raven Hill
Burnsville, Minnesota   12/24/86       12,159      7,148      304
Shadow Oaks
Tampa, Florida          02/07/85        7,138      4,973      200
                                      -----------------------------
                                      $35,447    $24,092      898
===================================================================
Reconciliation of Real Estate (in thousands)
-------------------------------------------------------------------
For the Years Ended December 31,        1998       1997       1996
-------------------------------------------------------------------
Balance, beginning of period          $39,250    $38,326    $37,586

Capitalized Improvements                  919        924        740
                                      -----------------------------
Balance, end of period                $40,169    $39,250    $38,326
===================================================================
Reconciliation of Accumulated Depreciation (in thousands)
-------------------------------------------------------------------
For the Years Ended December 31,        1998       1997       1996

Balance, beginning of period          $14,827    $13,656    $12,523

Depreciation expense for period         1,250      1,171      1,133
                                      -----------------------------
Balance, end of period                $16,077    $14,827    $13,656
===================================================================

<PAGE 30>
-------------------------------------------------------------------
Notes to Consolidated Financial Statements
-------------------------------------------------------------------

Note 4.  Investment Properties (continued)

For the Year Ended December 31, 1998 (in thousands)

                                                                                                                          Life upon
                                                                                                                           which
                                                                                                                          Depr. in
                                   Initial Costs                      Gross Amount Carried at                              Latest
                                   to Partnership       Costs           Close of Period<F1>                                Income
                                 ------------------   Capitalized     ----------------------------         Date          Statement
                                        Buildings &   Subsequent to          Buildings &            Accum.  of    Date  is Computed
Description         Encumbrances Land  Improvements  Acquisition<F2>  Land  Improvements Total<F3>  Depr.  Const. Acq.      (Yrs)
-----------------------------------------------------------------------------------------------------------------------------------
Fairlane East Apts.   $ 9,539   $1,251  $11,159      $ 2,408        $1,251   $13,566   $14,817      $ 5,911  1973   12/23/85  5-25
Dearborn, Michigan
(244 units - garden
apartments)

The Landings            3,144      552    3,594        1,007           562     4,590     5,152        2,088  1974   10/31/84  5-25
Indianapolis, Indiana
(150 units - garden
apartments)

Raven Hill Apts.        4,804      909   11,603         (549)<F4>      909    11,056    11,965        4,816  1971   12/24/86  5-25
Burnsville, Minnesota
(304 units - garden
apartments)

Shadow Oaks Apts.       3,273      962    6,636          638           959     7,276     8,235        3,262  1984   02/07/85  5-25
Tampa, Florida
(200 units - garden
apartments)
                      --------------------------------------------------------------------------------------
TOTAL                 $20,760   $3,674  $32,992      $ 3,504        $3,681   $36,488   $40,169      $16,077
                      ======================================================================================

<F1> No material intercompany profits are included in the carrying value of real estate apartment properties.
<F2> Net of seller guarantee payments.
<F3> The aggregate cost for federal income tax purposes is $43,275,000.
<F4> Includes a reduction in carrying value of $2,840,000 recorded in 1991.


<PAGE 31>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

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

<PAGE 32>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

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

Note 6.  Mortgage Notes Payable

    Effective January 12, 1994, separate mortgage loans were made to each of the four new ownership entities in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of December 31, 1998, the total outstanding balance of the four mortgage notes payable was $20,760,000. The properties are in compliance with their respective loan agreements as of December 31, 1998.

The individual outstanding mortgage notes payable as of  December
31, 1998 and monthly debt service are as follows:

-----------------------------------------------------------------

Property Collateralizing Debt      Outstanding       Monthly
(in thousands)                       Mortgage    Debt Service<F1>
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan        $ 9,539        $ 81
The Landings, Indianapolis, Indiana        3,144          26
Raven Hill, Burnsville, Minnesota          4,804          41
Shadow Oaks, Tampa, Florida                3,273          28
-----------------------------------------------------------------
                                         $20,760        $176
=================================================================

<F1> Includes principal and interest.

Principal amortization (in thousands) over the next five years is as follows:

               Year         Amortization
               ----         ------------
               1999              $419
               2000              $455
               2001              $493
               2002              $536
               2003              $582


<PAGE 33>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

    The mortgage notes require the establishment and maintenance of escrow subaccounts for each property. These subaccounts are the Basic Carrying Costs Subaccount, the Debt Service Payment Subaccount, the Recurring Replacement Reserve Subaccount, the Operations and Maintenance Expense Subaccount, the Liquidity Reserve Subaccount, and the Curtailment Reserve Subaccount. The Basic Carrying Costs Subaccount and Liquidity Reserve Subaccount were initially funded in full out of loan proceeds for all properties at the mortgage closing. A temporary Engineering/Capital Replacement Reserve Subaccount was also established at closing for all properties, except Shadow Oaks, to pay for necessary capital improvements identified during the lender's due diligence review of the properties. The permanent subaccounts, except the Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount, will hereafter be directly funded and maintained monthly, as needed, from property income (except security deposits), in accordance with formulas established in the loan agreement and based on expenditures required in the following month. The Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount would be established if the borrowers have not provided a written commitment for the refinancing of the existing loans on or before six months prior to the maturity dates of the existing loans. The subaccounts will be funded monthly in the order listed above, except for certain changes that may occur in the year prior to maturity of the respective loans. Excess income from each property is distributed to the applicable borrower after all subaccounts that must be funded at that time have been fully funded in the given month, according to the terms of the Loan Agreement. As of December 31, 1998, the escrow subaccounts total $783,000 and are included in Other Assets in the accompanying Consolidated Balance Sheets.

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

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to this affiliate for the years ended December 31, 1998, 1997 and 1996 were $116,000, $65,000, and $56,000, respectively, for administrative and accounting related costs.

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

   An  affiliate of ORP and its managing general partner,  Oxford
Residential Properties I Corporation ("Managing General Partner") owns approximately 20.7% of the outstanding Assignee Units.

<PAGE 34>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 8.  Other Liabilities

   Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $153,000, $149,000, and $143,000 for the years ended December 31, 1998, 1997 and 1996, respectively, have been deferred and the total amount deferred at December 31, 1998 was $712,000. The Managing General Partner has determined that the property manager is not an affiliate of the Partnership.

Note 9.  Taxable Loss

   A reconciliation of the major differences between net income for the consolidated financial statements and net loss for tax purposes is as follows:

-----------------------------------------------------------------
                    (in thousands, except for Assignee Unit data)
December 31,                           1998     1997       1996
-----------------------------------------------------------------
Net income per consolidated
   financial statements             $   414   $   402    $   194
Excess tax depreciation                (453)     (518)      (507)
-----------------------------------------------------------------
Net loss for tax reporting purposes $  (39)   $  (116)   $  (313)
=================================================================
Per Assignee Unit:
Net income per consolidated
   financial statements             $ 16.71   $ 16.03    $  7.63
Excess tax depreciation              (18.27)   (20.65)    (19.92)
-----------------------------------------------------------------
Net loss for tax reporting purposes $ (1.56)  $ (4.62)   $(12.29)
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

Note 11.  Subsequent Events

    On March 1, 1999, ORP made a semi-annual cash distribution of approximately $361,000 or $15.00 per Assignee Unit to Assignee
Unit Holders of record as of December 31, 1998.

<PAGE 35>
-----------------------------------------------------------------
Distribution Information
-----------------------------------------------------------------

The following table sets forth, on a semiannual basis, all distributions declared since inception of the Partnership.

                                         Amount Distributed<F1>
-----------------------------------------------------------------
 Six months ended<F1>    Assignee       Per
                          Units       Assignee
                       Outstanding     Unit       Investors<F2>
-----------------------------------------------------------------
1998
    December 31, 1998     24,091      $ 15.00       $  361,365
      June 30, 1998       24,325      $ 15.00       $  364,875
-----------------------------------------------------------------
1997
    December 31, 1997     24,325      $ 10.00       $  243,250
      June 30, 1997       24,657      $ 10.00       $  246,570
-----------------------------------------------------------------
1996
    December 31, 1996     24,657      $  7.50       $  184,928
      June 30, 1996       24,946      $  7.50       $  187,095
-----------------------------------------------------------------
1995
    For the year ended    25,450      $ 12.50       $  317,465
-----------------------------------------------------------------
1994
    For the year ended    25,714      $ 10.00       $  257,140
-----------------------------------------------------------------
1993
    For the year ended    25,714      $ 10.00       $  257,140
-----------------------------------------------------------------
1992
    For the year ended    25,714      $   N/A       $    N/A
-----------------------------------------------------------------
1991
    For the year ended    25,714      $   N/A       $    N/A
-----------------------------------------------------------------
1990
    For the year ended    25,714      $ 10.00       $  257,140
-----------------------------------------------------------------
1989
    For the year ended    25,714      $ 15.00       $  385,710
-----------------------------------------------------------------
1988
    For the year ended    25,714      $ 25.00       $  642,849
-----------------------------------------------------------------
1987
    For the year ended    25,714      $ 44.72       $1,150,012
-----------------------------------------------------------------
1986
    For the year ended    25,714      $ 45.76       $1,176,612
-----------------------------------------------------------------
1985
    December 31, 1985<F3> 25,714      $ 12.93       $  332,381
-----------------------------------------------------------------
Total                                 $250.91       $6,364,532
=================================================================

<F1> Distributions in all cases were paid in the second month following the sixmonth period to which the distribution relates.
<F2> The aggregate amount distributed to Investors since inception is approximately $6,365,000, or approximately 25%, of their original investment.
<F3> Assumes Investors were admitted in July 1985.

<PAGE 36>
--------------------------------------------------------------------
General Partnership Information
--------------------------------------------------------------------

Advisor
Merrill Lynch, Hubbard Inc.
New York, New York

Selling Agent
Merrill Lynch, Pierce, Fenner & Smith, Incorporated
New York, New York

Legal Counsel
Shaw, Pittman, Potts & Trowbridge
Washington, D.C.

Independent Accountants
PricewaterhouseCoopers, LLP
Washington, D.C.

Transfer Agent and Registrar
MMS Escrow & Transfer Agency, Inc.
P.O. Box 7090
Troy, Michigan 48007-9921
Managing General Partner
Oxford Residential Properties I Corporation
7200 Wisconsin Avenue, 11th Floor
Bethesda, Maryland 20814

The Annual Report on Form 10-K for theYear Ended December 31,
1998, filed withSecurities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:

     Investor Services
     Oxford Residential Properties I Limited Partnership
     P.O. Box 7090
     Troy, Michigan  48007-9921
     (248) 614-4550










<PAGE 37>
Instructions for Investors who wish to reregister or transfer ORP
Assignee Units

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

  The  Annual Report on Form 10-K for the year ended December 31,
  1998, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550