Form 10-Q
period 1999-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1999-05-14
CIK 744786

===================================================================
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------     THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------     THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to _________
                --------------------------------
                Commission file number:  0-14533
                --------------------------------

          OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)

           Maryland                               52-1322906
-------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

  7200 Wisconsin Avenue, 11th floor,  Bethesda, Maryland 20814
      (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  301 654-3100

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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

   A discussion of ORP's financial condition and results of operations for the three-month period ended March 31, 1999, is incorporated herein by reference to sequentially numbered pages 6 through 9 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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

     Oxford  Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated March 31, 1999, follows on sequentially numbered pages 5 through 17 of this report.

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


Date: 05/14/99   By:  /s/ Richard R. Singleton
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


Date: 05/14/99   By:  /s/ Leo E. Zickler
      --------        -------------------------------------------
                      Leo E. Zickler
                      Chairman of the Board of Directors and
                        Chief Executive Officer


Date: 05/14/99   By:  /s/ Francis P. Lavin
      --------        -------------------------------------------
                      Francis P. Lavin
                      President

















<PAGE 5>


       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                         March 31, 1999





























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






<PAGE 6>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of March 31, 1999, and its consolidated results of operations and cash flows for the quarter ended March 31, 1999. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On behalf of the Partnership, Oxford Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units at such prices as may be set by the Managing General Partner from time to time. The prices that will be paid will be established by reference to prevailing secondary market prices that will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by the Partnership. Since July 1995 and through April 30, 1999, ORP has purchased, in the aggregate, 1,806 Assignee Units for approximately $676,000.

Liquidity and Capital Resources

   Current Position. At March 31, 1999, ORP held $1,173,000 in cash and cash equivalents and the working capital reserve, compared to $1,351,000 at December 31, 1998. The decrease of $178,000 is primarily attributable to the properties' net operating incomes after debt service, refurbishment expenses, and capitalized improvements being exceeded by the sum of the following: (i) distributions made on February 28, 1998 to Partners of record as of December 31, 1998 totaling approximately $361,000, (ii) the purchase of Assignee Units totaling approximately $62,000, and (iii) the payment of Partnership administrative expenses during the quarter ended March 31, 1999 totaling $24,000.

   Other Assets shown on the accompanying consolidated Balance Sheet increased by $241,000 to $1,222,000 at March 31, 1999, from $981,000 at December 31, 1998. The increase in Other Assets is primarily a result of an increase in prepaid property insurance and the property tax escrow subaccounts. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling approximately $900,000 at March 31, 1999. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $56,000 and $266,000 at March 31, 1999, respectively, are also included in Other Assets.

    Unamortized  deferred  costs  relating  to  organization  and refinancing costs (discussed in prior reports) at March 31,  1999 were $309,000, compared to $326,000 at December 31, 1998. These costs are being amortized over the term of the mortgages.

    Accounts payable and accrued expenses shown on the consolidated Balance Sheet increased by $149,000 to $531,000 at March 31, 1999, from $382,000 at December 31, 1998, primarily due to increases in the amount of property taxes accrued at the end of the quarter.

    Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $234,000 were made for the quarter ended March 31, 1999, compared to $168,000 for the same period in 1998. Of the $234,000 of property improvements, $176,000 was capitalized for financial statement purposes for the quarter ended March 31, 1999, compared to $119,000 of the $168,000 of property improvements for the same period in 1998.

<PAGE 7>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

  Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of March 31, 1999 and December 31, 1998, deferred property management fees to NHP amounted to $751,000 and $712,000, respectively.

Results of Operations

    The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is as follows:

-----------------------------------------------------------------
                                            (in thousands)
                                     Three months ended March 31,
                                     ----------------------------
Property                                  1999            1998
-----------------------------------------------------------------
Fairlane East, Dearborn, MI          $  445              $  412
The Landings, Indianapolis, IN          136                 170
Raven Hill, Burnsville, MN              347                 318
Shadow Oaks, Tampa, FL                  138                 133
-----------------------------------------------------------------
   Total Net Operating Income        $1,066              $1,033
=================================================================

               Three months ended March 31, 1999
           versus three months ended March 31, 1998

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the quarter ended March 31, 1999, increased by 3.2% compared to the quarter ended March 31, 1998. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended March 31, 1999 and 1998.

Fairlane East

    Fairlane East's net operating income for the quarter ended March 31, 1999 increased by 8.0% from the same period in 1998 due to a 10.6% increase in revenues offset by a 14.9% increase in apartment expenses. The increase in revenues was primarily attributable to the property's on-going ability to change its rent structure, adjusting rents on specific unit types, resulting in occupancy increases and higher gross rental revenue throughout the first quarter. The property's apartment expense increase is primarily attributable to an increase in maintenance expenses, specifically, snow removal expenses. Average occupancy for the quarter ended March 31, 1999 increased to 96%, compared to 91% for the same period in 1998. The property has achieved a substantial improvement in occupancy since the lower than expected occupancy rates during the first half of 1998. The weighted average rent collected for the month ended March 31, 1999 increased by 5.7% to $1,025, compared to $970 for the same period in 1998. During the three-month period ended March 31, 1999, the Partnership expended $101,000 on property improvements, including $77,000 capitalized for accounting purposes. Of the $77,000 capitalized costs, approximately $56,000 was paid for major cabinet and countertop replacement in many of the units. The Managing General Partner anticipates slightly higher spending levels on property improvements in 1999, as compared to the year ended December 31, 1998, to improve its competitive position.

The Landings

   The Landings' net operating income for the quarter ended March 31, 1999 decreased by 20.0% from the same period in 1998 due to a 3.5% increase in revenues offset by nearly a 47% increase in apartment expenses. As previously reported, in March 1998, the property received a $38,000 property tax refund which was applied directly against property tax expense, and thus significantly reduced the total apartment expenses for that quarter. The Landings did not receive any property tax refunds in the first quarter of 1999. Excluding the impact of the refund from both periods, total apartment expenses and net operating income for the quarter ended March 31, 1999 would have increased 4.2% and 2.8%, respectively, from the same period last year. Average

<PAGE 8>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

occupancy for the quarter ended March 31, 1999 decreased to 93%, compared to 94% for the same period in 1998. The weighted average rent collected for the month ended March 31, 1999 increased by 4.8% to $629, compared to $600 for the same period in 1998. During the three-month period ended March 31, 1999, the Partnership expended $28,000 on property improvements, including $14,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1999, as compared to the year ended December 31, 1998.

Raven Hill

    Raven Hill's net operating income for the quarter ended March 31, 1999 increased by approximately 9.1% from the same period in 1998 due to a 4.5% increase in revenues and a less than 1% decrease in apartment expenses. The increase in revenues is primarily attributable to an increase in rental income. Average occupancy for the quarter ended March 31, 1999 decreased to 97%, compared to 98% for the same period in 1998. The weighted average rent collected for the month ended March 31, 1999 increased by 4.8% to $749, compared to $715 for the same period in 1998. During the three-month period ended March 31, 1999, the Partnership expended $76,000 for property improvements, including $71,000 capitalized for accounting purposes. Of the $71,000 capitalized costs, approximately $61,000 was paid for major interior painting and carpeting of two of Raven Hills' four apartment buildings. The Managing General Partner anticipates slightly higher spending levels on property improvements in 1999, as compared to the year ended December 31, 1998.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended March 31, 1999 increased by 3.8% from the same period in 1998 due to an approximately 2.0% increase in revenues and a less than 1% increase in apartment expenses. The increase in revenues was primarily attributable to a 1.7% increase in rental income, as well as a 5.6% increase in other income. Average occupancy for the quarter ended March 31, 1999 decreased to 95%, compared to 97% for the same period in 1998. The weighted average rent collected for the month ended March 31, 1999 increased by 2.3% to $482, compared to $471 for the same period in 1998. During the three-month period ended March 31, 1999, the Partnership expended $29,000 on property improvements, including $13,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1999, as compared to the year ended December 31, 1998.

Consolidated Statements of Operations-Other Income and Deductions

    For the three-month period ended March 31, 1999, ORP's net income increased by approximately 34% compared to the prior year comparative period due to a 3.1% increase in revenues and a 4% decrease in total expenses. Interest income for the three-month periods ended March 31, 1999 and 1998 was $19,000 and $17,000, respectively. Other income was $61,000 and $57,000, respectively, for the three-month periods ended March 31, 1999 and 1998. The increase was primarily due to increases in lease breakage income and application fees from prospective tenants.

    ORP's administrative expenses  for  the  three-month  periods
ended  March 31, 1999  and  1998   were   $24,000  and   $44,000,
respectively.

    The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $427,000 and $435,000, respectively, and principal paid was $102,000 and $93,000 for the three-month periods ended March 31, 1999 and 1998, respectively.

   Depreciation expense for the three-month periods  ended  March
31,  1999  and  1998  was  $299,000 and  $304,000,  respectively.
Amortization expense for the three-month periods ended March 31, 1999 and 1998 was $17,000 and $24,000, respectively.

<PAGE 9>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   For the three-month periods ended March 31, 1999 and 1998, of the total property improvements in the aggregate amounts of $234,000 and $168,000, respectively, $58,000 and $49,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $176,000 and $119,000, respectively, were capitalized for financial statement purposes.

Year 2000 Compliance

     In accordance with the SEC's interpretive release "Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies..," the Managing General Partner of ORP has upgraded and tested the principal systems on which ORP relies and believes that they are Year 2000 compliant as of this date. The Managing General Partner is currently contacting third parties with whom ORP does business to evaluate their exposure to year 2000 issues. In addition, the Managing General Partner is in the process of determining the risks associated with a third party service provider failure and is developing contingency plans. The Managing General Partner believes that such analysis will be completed in 1999.

THIS REPORT CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBORS CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY
DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AND WILL BE AFFECTED BY A VARIETY OF RISKS AND FACTORS. THESE STATEMENTS ARE SUBJECT TO MANY UNCERTAINTIES AND RISKS, AND SHOULD NOT BE CONSIDERED GUARANTEES OF FINANCIAL PERFORMANCE. READERS SHOULD REVIEW CAREFULLY ORP's FINANCIAL STATEMENTS AND THE NOTES THERETO, AS WELL AS RISK FACTORS DESCRIBED IN THE SEC FILINGS. ORP DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THE FORM 10 Q WITH THE SEC OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF ORP.


<PAGE 10>

------------------------------------------------------------------------------------------------------------------------
Average Occupancy
------------------------------------------------------------------------------------------------------------------------
The average occupancy for each of the four investment properties is shown in the following chart:

                                                      For the Quarter Ended
Property/                Acquisition    -----------------------------------------------------
Location                     Date        3/31/98     6/30/98    9/30/98   12/31/98   3/31/99
------------------------------------------------------------------------------------------------------------------------
Fairlane East              12/23/85        91%         94%        97%        97%       96%
Dearborn, Michigan
The Landings               10/31/84        94%         96%        96%        94%       93%
Indianapolis, Indiana
Raven Hill                 12/24/86        98%         97%        97%        96%       97%
Burnsville, Minnesota
Shadow Oaks                02/07/85        97%         96%        98%        95%       95%
Tampa, Florida
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)

------------------------------------------------------------------------------------------------------------------------
                                                        1999 Operating Results through 3/31/99 (in thousands)
                                                  ______________________________________________________________________
                                    Average                                  NOI
                               Rent Collected<F1>                           Before                              NOI
                               -------------------                         Property                           Before
Property/              No. of    March    March    Apartment Apartment   Improvements      Property            Debt
Location               Units     1999     1998     Revenues  Expenses   & Debt Service   Improvements<F2>   Service<F3>
------------------------------------------------------------------------------------------------------------------------
Fairlane East           244     $1,025    $970      $  729     $ 284        $  445           $101              $344
Dearborn, Michigan
The Landings            150        629     600         272       136           136             28               108
Indianapolis, Indiana
Raven Hill              304        749     715         681       334           347             76               271
Burnsville, Minnesota
Shadow Oaks             200        482     471         297       159           138             29               109
Tampa, Florida
------------------------------------------------------------------------------------------------------------------------
     Total              898                         $1,979     $ 913        $1,066           $234              $832
========================================================================================================================

<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents  total  property  improvement  costs,  including  capitalized  costs totaling $176,000 incurred during the quarter ended March 31, 1999.
<F3> The total of $832,000 is $33,000 (4.0%) lower than the comparable total for the quarter ending March 31, 1999.











































<PAGE 11>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
--------------------------------------------------------------------

                                   March 31, 1999  December 31, 1998
                                     (Unaudited)
--------------------------------------------------------------------
Assets
Investment properties, at cost
  Land                                 $ 3,681          $ 3,681
  Buildings and improvements, net
    of accumulated depreciation
    of $16,376 and $16,077,
    respectively                        20,288           20,411
--------------------------------------------------------------------
      Total Investment Properties       23,969           24,092
--------------------------------------------------------------------
Cash and cash equivalents                  719            1,288
Working capital reserve                    454               63
Tenant security deposits                   178              176
Deferred costs, net of amortization
of $2,608 and $2,591, respectively         309              326
Other assets                             1,222              981
--------------------------------------------------------------------
                                         2,882            2,834
--------------------------------------------------------------------
      Total Assets                     $26,851          $26,926
====================================================================
Liabilities and Partners' Capital
  Liabilities
    Mortgage notes payable             $20,658          $20,760
    Accounts payable and accrued
      expenses                             531              382
    Distributions payable                    0              361
    Other liabilities                      751              712
    Tenant security deposits               178              176
--------------------------------------------------------------------
      Total Liabilities                 22,118           22,391
--------------------------------------------------------------------
Partners' Capital
  General Partners                      (1,019)          (1,024)
  Assignor Limited Partner                   1                1
  Assignee Unit Holders (25,714
   Assignee Units issued and 23,978
   outstanding for March 31, 1999;
   24,091 outstanding for
   December 31, 1998)                    5,751            5,558
--------------------------------------------------------------------
      Total Partners' Capital            4,733            4,535
--------------------------------------------------------------------
      Total Liabilities and
        Partners' Capital              $26,851          $26,926
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

<PAGE 12>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net Income per Assignee Unit and Weighted average number of Assignee Units Outstanding) (Unaudited)
--------------------------------------------------------------------

                                     Three months ended March 31,
                                     ----------------------------
                                         1999            1998
--------------------------------------------------------------------
Apartment Revenues
  Rental income                            $ 1,918       $ 1,808
  Other income                                  61            57
--------------------------------------------------------------------
      Total Apartment Revenues               1,979         1,865
--------------------------------------------------------------------

Apartment Expenses
  Maintenance                                  279           249
  Operating                                    184           180
  Administrative                               119           114
  Property management fees                      97            94
  Property taxes                               202           169
  Marketing                                     32            26
--------------------------------------------------------------------
      Total Apartment Expenses                 913           832
--------------------------------------------------------------------
Net Operating Income                         1,066         1,033
--------------------------------------------------------------------

Other Deductions
  Interest expense                             427           435
  Depreciation and amortization                316           328
  Refurbishment expenses                        58            49
  Interest income                              (19)          (17)
  Partnership administrative expenses           24            44
--------------------------------------------------------------------
      Total Other Deductions               $   806       $   839
--------------------------------------------------------------------
Net Income                                 $   260       $   194
====================================================================
Net Income Allocated to Assignee Unit
Holders                                    $   255       $   190
====================================================================
Net Income per Assignee Unit               $ 10.60       $  7.81
====================================================================
Weighted average number of  Assignee
Units Outstanding                           24,063        24,325
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


<PAGE 13>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
--------------------------------------------------------------------

                         For the period ended March 31, 1999
                      -----------------------------------------
                              Limited Partners'
                                 Interests
                          ----------------------
                            Assignee   Assignor
                              Unit     Limited    General
                            Holders    Partner    Partners   Total
--------------------------------------------------------------------
Balance, December 31, 1998   $5,558      $1       $(1,024)   $4,535
--------------------------------------------------------------------

Net income, March 31, 1999      255       0             5       260

Purchase of Assignee Units      (62)      0             0       (62)

--------------------------------------------------------------------
Balance, March 31, 1999
  (Unaudited)                $5,751      $1       $(1,019)   $4,733
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
--------------------------------------------------------------------

                                        Three months ended March 31,
                                        ----------------------------
                                              1999          1998
--------------------------------------------------------------------
Operating activities
  Net income                                  $   260    $   194
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization               316        328
  Changes in assets and liabilities:
    Tenant security deposits liability              2          6
    Tenant security deposits                       (2)        (6)
    Other assets                                 (241)       (84)
    Accounts payable and accrued expenses         149         22
    Other liabilities                              39         37
--------------------------------------------------------------------
Net cash provided by operating activities         523        497
--------------------------------------------------------------------

Investing activities
  Working capital reserve                        (391)       351
  Additions to investment properties             (176)      (119)
--------------------------------------------------------------------
Net cash provided by (used in) investing
   activities                                    (567)       232
--------------------------------------------------------------------

Financing activities
  Distributions paid                             (361)      (243)
  Mortgage principal paid                        (102)       (93)
  Purchase of Assignee Units                      (62)         0
--------------------------------------------------------------------
Net cash used in financing activities            (525)      (336)
--------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                              (569)       393
Cash and cash equivalents, beginning
   of period                                    1,288      1,068
--------------------------------------------------------------------
Cash and cash equivalents, end
   of period                                  $   719    $ 1,461
====================================================================
       The accompanying notes are an integral part of these
                consolidated financial statements.




<PAGE 15>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998, the Consolidated Statements of Operations for the three-month periods ended March 31, 1999 and 1998, the Consolidated Statement of Partners' Capital as of March 31, 1999, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1998.

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

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the three-month period ended March 31, 1999, were approximately $23,000 for administrative and accounting-related costs, compared to $24,000 for the same period in 1998.

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

Note 3.  Other Liabilities

   Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $39,000 and $37,000 for the three-month periods ended March 31, 1999 and 1998, respectively, have been deferred.

Note 4.  Mortgage Notes Payable.

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of March 31, 1999, the total outstanding balance of the four mortgage notes payable was $20,658,000. The properties are in compliance with their respective debt service agreements as of March 31, 1999.

<PAGE 16>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

The individual outstanding mortgage notes payable as of March 31, 1999, and monthly debt service are as follows:


-----------------------------------------------------------------
Property Collateralizing Debt        Outstanding    Monthly
(in thousands)                        Mortgage   Debt Service<F1>
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan        $ 9,492         $ 81
The Landings, Indianapolis, Indiana        3,129           26
Raven Hill, Burnsville, Minnesota          4,781           41
Shadow Oaks, Tampa, Florida                3,256           28
-----------------------------------------------------------------
                                         $20,658         $176
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







  The  Quarterly Report on Form 10-Q for the quarter ended  March
  31, 1999, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550