Form 10-Q
period 1999-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1999-08-13
CIK 744786

====================================================================

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---          THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---         THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from__________ to__________
                --------------------------------
                Commission file number:  0-14533
                --------------------------------

          OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)

         Maryland                                  52-1322906
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

  7200 Wisconsin Avenue, 11th floor,  Bethesda, Maryland 20814
      (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  301-654-3100

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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

    A discussion of ORP's financial condition and results of operations for the six-month period ended June 30, 1999, is incorporated herein by reference to sequentially numbered pages 6 through 10 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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

     Oxford  Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated June 30, 1999, follows on sequentially numbered pages 5 through 18 of this report.

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


Date: 08/13/99   By:  /S/ Richard R. Singleton
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



Date: 08/13/99   By:  /S/ Leo E. Zickler
      --------        -------------------------------------------
                       Leo E. Zickler
                       Chairman of the Board of Directors and
                         Chief Executive Officer


Date: 08/13/99   By:  /S/ Francis P. Lavin
      --------        -------------------------------------------
                       Francis P. Lavin
                       President















<PAGE 5>








       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                          June 30, 1999





















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











<PAGE 6>
=================================================================
Report of Management
=================================================================

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of June 30, 1999, and its consolidated results of operations for the three- and six-month periods ended June 30, 1999, and its cash flows for the six-month period ended June 30, 1999. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On behalf of the Partnership, Oxford Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units at such prices as may be set by the Managing General Partner from time to time. The prices that will be paid will be established by reference to prevailing secondary market prices, however, it will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by the Partnership. Since July 1995 and through August 13, 1999, ORP has purchased, in the aggregate, 1,936 Assignee Units for approximately $747,000.

Liquidity and Capital Resources

   Current Position. At June 30, 1999, ORP held $1,469,000 in cash and cash equivalents and the working capital reserve, compared to $1,351,000 at December 31, 1998, representing an increase of approximately 8.7%. The increase of $118,000 is primarily attributable to the properties' net operating incomes after debt service, refurbishment expenses, and capitalized improvements offset by the sum of the following: (i) distributions made on March 1, 1999 to Partners of record as of December 31, 1998 totaling approximately $361,000, (ii) the purchase of Assignee Units totaling approximately $147,000, and
(iii) the payment of Partnership administrative expenses during the six-month period ended June 30, 1999 totaling $89,000.

   Other Assets shown on the accompanying consolidated Balance Sheet increased by $122,000 to $1,103,000 at June 30, 1999, from $981,000 at December 31, 1998. The increase in Other Assets is primarily a result of an increase in prepaid contracts, property insurance, and the property tax escrow subaccounts. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling approximately $866,000 at June 30, 1999. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $56,000 and
$181,000 at June 30, 1999, respectively, are also included in Other Assets.

    Unamortized  deferred  costs  relating  to  organization  and refinancing costs (discussed in prior reports) at June  30,  1999
were  $293,000 compared to $326,000 at December 31, 1998.   These
costs are being amortized over the term of the mortgages.

  Accounts payable and accrued expenses shown on the consolidated Balance Sheet increased by $98,000 to $480,000 at June 30, 1999, from $382,000 at December 31, 1998, primarily due to increases in the amount of property taxes accrued at the end of six-month period.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $530,000 were made for the six months ended June 30, 1999, compared to $434,000 for the same period in 1998. Of the $530,000 of property improvements, $359,000 was capitalized for financial statement purposes for the six months ended June 30, 1999, compared to $256,000 of the $434,000 of property improvements for the same period in 1998.

<PAGE 7>
=================================================================
Report of Management
=================================================================

  Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of June 30, 1999 and December 31, 1998, deferred property management fees to NHP amounted to $792,000 and $712,000, respectively.

Results of Operations

    The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998, is as follows:









-----------------------------------------------------------------
                          (in thousands)         (in thousands)
                        Three months ended      Six months ended
                             June 30,                June 30,
                        ------------------     ------------------
Property                  1999       1998         1999      1998
-----------------------------------------------------------------
Fairlane East,
  Dearborn, MI             $  497    $  421      $  943    $  833
The Landings,
  Indianapolis, IN            112       119         247       289
Raven Hill,
  Burnsville, MN              373       344         720       662
Shadow Oaks,
  Tampa, FL                   144       140         283       273
-----------------------------------------------------------------
Total Net Operating Income $1,126    $1,024      $2,193    $2,057
=================================================================

          Three months ended June 30, 1999 versus three months
                         ended June 30, 1998

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the quarter ended June 30, 1999, increased by approximately 10% compared to the quarter ended June 30, 1998. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended June 30, 1999 and 1998.

Fairlane East

    Fairlane East's net operating income for the quarter ended June 30, 1999 increased by 18.1% from the same period in 1998 due to a 10.7% increase in revenues and a 1.1% decrease in apartment expenses. The increase in revenues is primarily attributable to increased rental income caused by lower than budgeted vacancy and concession rates. The property's apartment expense decrease is primarily attributable to a decrease in property taxes. During the three-month period ended June 30, 1999, the Partnership expended $96,000 on property improvements, including $70,000 capitalized for accounting purposes.

The Landings

    The Landings' net operating income for the quarter ended June 30, 1999 decreased by 5.9% from the same period in 1998 due to a 3.2% increase in revenues offset by a 10% increase in apartment expenses. The increase in revenues is primarily attributable to the property's ability to increase rents for the quarter. The increase in apartment expenses is primarily due to increases in maintenance expenses, specifically decorating repairs caused by higher tenant turnover, marketing expenses, and administrative expenses. During the three-month period ended June 30, 1999, the Partnership expended $41,000 on property improvements, including $20,000 capitalized for accounting purposes.

Raven Hill

    Raven Hill's net operating income for the quarter ended June 30, 1999 increased by approximately 8.4% from the same period in 1998 due to an 8.5% increase in revenues offset by an 8.5% increase in apartment expenses. The increase in revenues is primarily attributable to a 75% increase in other income caused by the one-time receipt of additional interest earned from the property's Replacement Reserve Escrow account. Excluding the impact  of  the  receipt  of additional interest,  net  operating income for the quarter ended June 30, 1999 increased by approximately 4.8%. The increase in apartment expenses is

<PAGE 8>
=================================================================
Report of Management
=================================================================

primarily attributable to increases in maintenance, operating, and administrative expenses. During the three-month period ended June 30, 1999, the Partnership expended $117,000 on property improvements, including $78,000 capitalized for accounting purposes.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended June 30, 1999 increased by 2.9% from the same period in 1998 due to an approximately 4.9% increase in revenues offset by a 6.6% increase in apartment expenses. The increase in revenues was primarily attributable to a 28% increase in other income due to the one-time receipt of additional interest earned from the property's Replacement Reserve Escrow account. Excluding the impact of the receipt of additional interest, net operating income for the quarter ended June 30, 1999 decreased by approximately 3.1%. The increase in apartment expenses is primarily due to increases in maintenance and operating expenses. During the three-month period ended June 30, 1999, the Partnership expended $35,000 on property improvements, including $16,000 capitalized for accounting purposes.

          Six months ended June 30, 1999 versus six months
                         ended June 30, 1998

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the six-month period ended June 30, 1999, increased by $136,000, or 6.6% compared to the same period ended June 30, 1998. Set forth below is a discussion of the properties which compares their respective operations for the six-month periods ended June 30, 1999 and 1998.

Fairlane East

    Fairlane East's net operating income for the six months ended June 30, 1999 increased by 13.2% from the same period in 1998 due to a 10.6% increase in revenues offset by a 6.7% increase in apartment expenses. The increase in revenues was primarily attributable to the property's on-going ability to change its rent structure, adjusting rents on specific unit types. This has resulted in healthy occupancy and gross rental revenue increases throughout the first half of 1999 compared to the same period in 1998 of 5% and 9.8%, respectively. The property's apartment expense increase is primarily attributable to an increase in maintenance expenses, specifically snow removal, grounds, and decorating contract expenses. Average occupancy for the six-months ended June 30, 1999 increased to 97%, compared to 92% for the same period in 1998. The weighted average rent collected for the month ended June 30, 1999 increased by 3.9% to $1,017, compared to $979 for the same period in 1998. During the six-month period ended June 30, 1999, the Partnership expended $197,000 on property improvements, including $147,000 capitalized for accounting purposes. Of the $147,000 capitalized costs, approximately $112,000 was paid for major cabinet and countertop replacement in many of the units. The Managing General Partner anticipates slightly higher spending levels on property improvements in 1999, as compared to the year ended December 31, 1998, to improve its competitive position.

The Landings

    The Landings' net operating income for the six-months ended June 30, 1999 decreased by 14.5% from the same period in 1998 due to a 3.3% increase in revenues offset by a 23.8% increase in apartment expenses. As previously reported, in March 1998, the property received a $38,000 property tax refund which was applied directly against property tax expense, and thus significantly reduced the overall apartment expenses for the six months ended 1998. The Landings did not receive any property tax refunds in the first half of 1999. Excluding the impact of the refund from both periods, total apartment expenses and net operating income for the six months ended June 30, 1999 would have increased/(decreased) by 7.4% and (1.3%), respectively, from the same period last year. Average occupancy for the six-months ended June 30, 1999 decreased to 94%, compared to 95% for the same period in 1998. The weighted average rent collected for the month ended June 30, 1999 increased by 4.7% to $629, compared to $601 for the same period in 1998. During the six-month period ended June 30, 1999, the Partnership expended $69,000 on property improvements, including $35,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1999, as compared to the year ended December 31, 1998.

<PAGE 9>
=================================================================
Report of Management
=================================================================

Raven Hill

    Raven Hill's net operating income for the six months ended June 30, 1999 increased by approximately 8.8% from the same period in 1998 due to a 6.5% increase in revenues offset by a 4.3% increase in apartment expenses. The increase in revenues is attributable to a 5.2% increase in rental income and a 44.7% increase in other income due to the one-time receipt of additional interest earned from the property's Replacement Reserve Escrow account. Excluding the impact of the receipt of additional interest, net operating income for the six months ended June 30, 1999 increased by approximately 6.8%. The increase in apartment expenses is primarily attributable to increases in operating and maintenance expenses. Average occupancy for the six months ended June 30, 1999 and 1998 was 98%, respectively. The weighted average rent collected for the month ended June 30, 1999 increased by 5.5% to $753, compared to $714 for the same period in 1998. During the six-month period ended June 30, 1999, the Partnership expended $192,000 for property improvements of which 149,000 was capitalized for accounting purposes. Of the $149,000 of capitalized costs, approximately $111,000 was paid for major interior painting and carpeting of two of Raven Hills' four apartment buildings. The Managing General Partner anticipates slightly higher spending levels on property improvements in 1999, as compared to the year ended December 31, 1998.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended June 30, 1999 increased by 3.7% from the same period in 1998 due to a 3.4% increase in revenues offset by a 3.3% increase in apartment expenses. The increase in revenues was primarily attributable to a 16.5% increase in other income due to the one-time receipt of additional interest earned from the property's Replacement Reserve Escrow account. Excluding the impact of the receipt of additional interest, net operating income for the six months ended June 30, 1999 increased by less than 1%. Average occupancy for the six months ended June 30, 1999 decreased to 95%, compared to 96% for the same period in 1998. The weighted average rent collected for the month ended June 30, 1999 increased by approximately 5.7% to $486, compared to $460 for the same period in 1998. During the six-month period ended June 30, 1999, the Partnership expended $72,000 on property improvements, including $28,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1999, as compared to the year ended December 31, 1998.

Consolidated Statements of Operations-Other Income and Deductions

   For the six-month period ended June 30, 1999, ORP's net income increased by approximately 63% compared to the prior year comparative period due to a 7.1% increase in revenues offset by a 2.4% increase in total expenses. Interest income from operating funds for the six-month periods ended June 30, 1999 and 1998 was $51,000 and $39,000, respectively. Other income was $168,000 and $128,000, respectively, for the six-month periods ended June 30, 1999 and 1998. The increase was primarily due to increases in interest income from the Replacement Reserve Escrow accounts maintained for each of the properties in the portfolio.

   ORP's administrative expenses for the six-month periods  ended
June 30, 1999 and 1998 were $89,000 and $98,000, respectively.

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $851,000 and $868,000, respectively, and principal paid was $204,000 and $189,000 for the six-month periods ended June 30, 1999 and 1998, respectively.

   Depreciation expense for the six-month periods ended June 30, 1999 and 1998 was $627,000 and $613,000, respectively. The increase in depreciation expense is due to the increase in property improvements capitalized for accounting purposes for the six months ended June 30, 1999 compared to the same period in 1998. Amortization expense for the six-month periods ended June 30, 1999 and 1998 was $33,000 and $49,000, respectively. The decrease in amortization expense was due to certain deferred costs relating to organization and refinancing of the portfolio (discussed in prior reports) becoming fully amortized during the second quarter.

<PAGE 10>
=================================================================
Report of Management
=================================================================

   For the six-month periods ended June 30, 1999 and 1998, of the total property improvements in the aggregate amounts of $530,000 and $434,000, respectively, $171,000 and $178,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $359,000 and $256,000, respectively, were capitalized for financial statement purposes.

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







































<PAGE 11>

------------------------------------------------------------------------------------------------------------------------
Average Occupancy
------------------------------------------------------------------------------------------------------------------------
The average occupancy for each of the four investment properties is shown in the following chart:

                                                      For the Quarter Ended
Property/               Acquisition  ___________________________________________________________________________________
Location                   Date         3/31/98      6/30/98      9/30/98      12/31/98      3/31/99        6/30/99
------------------------------------------------------------------------------------------------------------------------

Fairlane East            12/23/85         91%          94%          97%           97%          96%            97%
Dearborn, Michigan
The Landings             10/31/84         94%          96%          96%           94%          93%            96%
Indianapolis, Indiana
Raven Hill               12/24/86         98%          97%          97%           96%          97%            98%
Burnsville, Minnesota
Shadow Oaks              02/07/85         97%          96%          98%           95%          95%            94%
Tampa, Florida
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                        1999 Operating Results through 6/30/99 (in thousands)
                                                  ______________________________________________________________________
                                Average Rent
                                Collected<F1>                              NOI
                               ---------------                         Before Property                        NOI
Property/              No. of   June     June    Apartment  Apartment   Improvements          Property      Before Debt
Location               Units    1999     1998     Revenues   Expenses  & Debt Service     Improvements<F2>  Service<F3>
------------------------------------------------------------------------------------------------------------------------

Fairlane East           244     $1,017    $  979     $1,486     $  543        $  943            $197           $  746
Dearborn, Michigan
The Landings            150        629       601        555        308           247              69              178
Indianapolis, Indiana
Raven Hill              304        753       714      1,395        675           720             192              528
Burnsville, Minnesota
Shadow Oaks             200        486       460        600        317           283              72              211
Tampa, Florida
------------------------------------------------------------------------------------------------------------------------
     Total              898                          $4,036     $1,843        $2,193            $530           $1,663
========================================================================================================================

<F1>  Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2>  Represents total property improvement costs, including capitalized costs totaling $359,000 incurred during the six months ended June 30, 1999.
<F3>  The total of $1,663,000 is $40,000 (2.5%) greater than the comparable total for the quarter ending June 30, 1998.















<PAGE 12>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
--------------------------------------------------------------------

                                   June 30, 1999   December 31, 1998
                                    (Unaudited)
--------------------------------------------------------------------
Assets
Investment properties, at cost
  Land                                 $ 3,681           $ 3,681
  Buildings and improvements, net
    of accumulated depreciation
    of $16,704 and $16,077,
    respectively                        20,143            20,411
--------------------------------------------------------------------
  Total Investment Properties           23,824            24,092
--------------------------------------------------------------------
Cash and cash equivalents                1,148             1,288
Working capital reserve                    321                63
Tenant security deposits                   181               176
Deferred costs, net of amortization
of $2,624 and $2,591, respectively         293               326
Other assets                             1,103               981
--------------------------------------------------------------------
                                         3,046             2,834
--------------------------------------------------------------------
  Total Assets                         $26,870           $26,926
====================================================================
Liabilities and Partners' Capital
Liabilities
  Mortgage notes payable               $20,556           $20,760
  Accounts payable and accrued
    expenses                               480               382
  Distributions payable                    357               361
  Other liabilities                        792               712
  Tenant security deposits                 181               176
--------------------------------------------------------------------
  Total Liabilities                     22,366            22,391
--------------------------------------------------------------------
Partners' Capital
  General Partners                      (1,015)           (1,024)
  Assignor Limited Partner                   1                 1
  Assignee Unit Holders (25,714
    Assignee Units issued and
    23,818 outstanding for
    June 30, 1999; 24,091
    outstanding for December 31, 1998)   5,518             5,558
--------------------------------------------------------------------
  Total Partners' Capital                4,504             4,535
--------------------------------------------------------------------
  Total Liabilities and
    Partners' Capital                  $26,870           $26,926
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

<PAGE 13>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net Income per Assignee Unit and Weighted average number of Assignee
Units Outstanding)   (Unaudited)
--------------------------------------------------------------------

                              Three months            Six months
                                 ended                  ended
                                June 30,               June 30,
                             --------------         --------------
                             1999      1998         1999      1998
--------------------------------------------------------------------
Apartment Revenues
  Rental income              $1,950    $1,834     $3,868    $3,642
  Other income                  107        70        168       128
--------------------------------------------------------------------
  Total Apartment Revenues    2,057     1,905      4,036     3,770
--------------------------------------------------------------------
Apartment Expenses
  Maintenance                   335       307        613       556
  Operating                     145       128        329       308
  Administrative                135       118        255       232
  Property management fees      101        95        198       189
  Property taxes                184       200        386       369
  Marketing                      30        33         62        59
--------------------------------------------------------------------
  Total Apartment Expenses      931       881      1,843     1,713
--------------------------------------------------------------------
Net Operating Income          1,126     1,024      2,193     2,057
--------------------------------------------------------------------
Other Deductions
  Interest expense              424       433        851       868
  Depreciation and
    amortization                345       334        660       662
  Refurbishment expenses        113       129        171       178
  Interest income               (32)      (22)       (51)      (39)
  Partnership
    administrative expenses      65        54         89        98
--------------------------------------------------------------------
  Total Other Deductions        915       928      1,720     1,767
--------------------------------------------------------------------
Net Income                   $  211    $   96     $  473    $  290
====================================================================
Net Income Allocated to
  Assignee Unit Holders      $  207    $   94     $  464    $  284
====================================================================
Net Income per Assignee
  Unit                       $ 8.67    $ 3.86     $19.36    $11.68
====================================================================
Weighted average number of
  Assignee Units Outstanding 23,869    24,325     23,965    24,325
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

<PAGE 14>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
--------------------------------------------------------------------

                           For the period ended June 30, 1999
                   -------------------------------------------------
                               Limited Partners'
                                  Interests
                              ------------------
                              Assignee  Assignor
                                Unit    Limited   General    Total
                              Holders   Partner   Partners
--------------------------------------------------------------------
Balance, December 31, 1998    $5,558      $1      $(1,024)   $4,535
--------------------------------------------------------------------
Net income, June 30, 1999        464       0            9       473

Distribution to Assignee
   Unit Holders                 (357)      0            0      (357)

Purchase of Assignee Units      (147)      0            0      (147)
--------------------------------------------------------------------
Balance, June 30, 1999
 (Unaudited)                  $5,518      $1      $(1,015)   $4,504
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
--------------------------------------------------------------------

                                        Six months ended June 30,
                                      ------------------------------
                                          1999           1998
--------------------------------------------------------------------
Operating activities
 Net income                                 $  473        $  290
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             660           662
 Changes in assets and liabilities:
   Tenant security deposits liability            5             9
   Tenant security deposits                     (5)           (9)
   Other assets                               (122)          (83)
   Accounts payable and accrued expenses        98           (53)
   Other liabilities                            80            75
--------------------------------------------------------------------
Net cash provided by operating activities    1,189           891
--------------------------------------------------------------------

Investing activities
  Working capital reserve                     (258)         (204)
  Additions to investment properties          (359)         (256)
--------------------------------------------------------------------
Net cash used in investing activities         (617)         (460)
--------------------------------------------------------------------

Financing activities
  Distributions paid                          (361)         (243)
  Mortgage principal paid                     (204)         (189)
  Purchase of Assignee Units                  (147)            0
--------------------------------------------------------------------
Net cash used in financing activities         (712)         (432)
--------------------------------------------------------------------
Net decrease in cash and cash equivalents     (140)           (1)
Cash and cash equivalents,
  beginning of period                        1,288         1,068
--------------------------------------------------------------------
Cash and cash equivalents,
  end of period                             $1,148        $1,067
====================================================================
The accompanying notes are an integral part of these consolidated financial statements.






<PAGE 16>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998, the Consolidated Statements of Operations for the three-month periods ended June 30, 1999 and 1998, the Consolidated Statement of Partners' Capital as of June 30, 1999, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1999 and 1998, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1998.

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

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the six-month period ended June 30, 1999, were approximately $44,000 for administrative and accounting-related costs, compared to $58,000 for the same period in 1998.

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

Note 3.  Other Liabilities

   Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $80,000 and $75,000 for the six-month periods ended June 30, 1999 and 1998, respectively, have been deferred.

Note 4.  Mortgage Notes Payable.

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of June 30, 1999, the total outstanding balance of the four mortgage notes payable was $20,556,000. The properties are in compliance with their respective debt service agreements as of June 30, 1999.

<PAGE 17>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

The individual outstanding mortgage notes payable as of June 30, 1999, and monthly debt service are as follows:

-----------------------------------------------------------------
Property Collateralizing Debt       Outstanding     Monthly
(in thousands)                        Mortgage   Debt Service<F1>
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan      $ 9,445           $ 81
The Landings, Indianapolis, Indiana      3,114             26
Raven Hill, Burnsville, Minnesota        4,757             41
Shadow Oaks, Tampa, Florida              3,240             28
-----------------------------------------------------------------
                                       $20,556           $176
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

  The  Quarterly Report on Form 10-Q for the quarter  ended  June
  30, 1999, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550