Form 10-Q
period 1999-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 1999-11-12
CIK 744786

====================================================================

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----      THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

                               OR

-----      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_________to_________
                                         -------
                Commission file number:  0-14533
                                         -------

          OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)

                Maryland                          52-1322906
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

  7200 Wisconsin Avenue, 11th floor,  Bethesda, Maryland 20814
      (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  301-654-3100

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

Item 2.    Management's  Discussion  and  Analysis  of  Financial
           Condition and  Results of Operations.

      A discussion of ORP's financial condition and results of operations for the nine-month period ended September 30, 1999, is incorporated herein by reference to sequentially numbered pages 6 through 10 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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

     Oxford  Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated September 30, 1999, follows on sequentially numbered pages 5 through 18 of this report.

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


Date: 11/12/99   By: /S/ Richard R. Singleton
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


Date: 11/12/99   By: /S/ Leo E. Zickler
      --------       --------------------------------------------
                     Leo E. Zickler
                     Chairman of the Board of Directors and
                       Chief Executive Officer


Date: 11/12/99   By: /S/ Francis P. Lavin
      --------       --------------------------------------------
                     Francis P. Lavin
                       President














<PAGE 5>




       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                       September 30, 1999





















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














<PAGE 6>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

      The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of September 30, 1999, and its consolidated results of operations for the three- and nine-month periods ended September 30, 1999, and its cash flows for the nine-month period ended September 30, 1999. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

      On behalf of the Partnership, Oxford Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units at such prices as may be set by the Managing General Partner from time to time. The price that will be paid will be established by reference to prevailing secondary market prices, however, it will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by the Partnership. Since July 1995 and through November 12, 1999, ORP has purchased, in the aggregate, 2,007 Assignee Units for approximately $789,000.

Liquidity and Capital Resources

      Current Position. At September 30, 1999, ORP held $1,297,000 in cash and cash equivalents and the working capital reserve, compared to $1,351,000 at December 31, 1998, representing a decrease of $54,000 or approximately 4%. The decrease is primarily attributable to the increase in the properties' net operating incomes after debt service, refurbishment expenses, and capitalized improvements offset by the sum of the following: (i) distributions made on March 1, 1999 and on August 30, 1999 to Partners of record as of December 31, 1998 and June 30, 1999 totaling approximately $361,000 and $357,000, respectively, (ii) the purchase of Assignee Units totaling approximately $199,000 during the nine-month period ended September 30, 1999, and (iii) the payment of Partnership administrative expenses during the nine-month period ended September 30, 1999 totaling $130,000.

      Other Assets shown on the accompanying consolidated Balance Sheet increased by $276,000 to $1,257,000 at September 30, 1999, from $981,000 at December 31, 1998. The increase in Other Assets is primarily a result of an increase in prepaid contracts, property insurance, and the property tax escrow subaccounts. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling approximately $1,081,000 at September 30, 1999. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $44,000 and $132,000 at September 30, 1999, respectively, are also included in Other Assets.

      Unamortized deferred costs relating to organization and refinancing costs (discussed in prior reports) at September 30, 1999 were $277,000 compared to $326,000 at December 31, 1998.
These costs are being amortized over the term of the mortgages.

      Accounts payable and accrued expenses shown on the consolidated Balance Sheet increased by $235,000 to $617,000 at September 30, 1999, from $382,000 at December 31, 1998, primarily due to increases in the amount of property taxes accrued at the end of the current nine-month period.

      Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $799,000 were made for the nine months ended September 30, 1999, compared to $814,000 for the same period in 1998. Of the $799,000 of property improvements, $532,000 was capitalized for financial statement purposes for the nine months ended September 30, 1999, compared to $527,000 of the $814,000 of property improvements for the same period in 1998.

<PAGE 7>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

      Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of September 30, 1999 and December 31, 1998, deferred property management fees to NHP amounted to $833,000 and $712,000, respectively.

Results of Operations

     The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the three- and nine-month periods ended September 30, 1999, and 1998, is as follows:






-----------------------------------------------------------------
                        (in thousands)          (in thousands)
                      Three months ended       Nine months ended
                         September 30,           September 30,
                      -------------------      ------------------
Property                1999      1998           1999     1998
-----------------------------------------------------------------
Fairlane East,
  Dearborn, MI          $  406    $  434        $1,348   $1,267
The Landings,
  Indianapolis, IN          98       126           345      415
Raven Hill,
  Burnsville, MN           387       351         1,107    1,013
Shadow Oaks,
  Tampa, FL                139       156           422      429
-----------------------------------------------------------------
Total Net Operating
Income                  $1,030    $1,067        $3,222   $3,124
=================================================================

 Three months ended September 30, 1999 versus three months ended
                       September 30, 1998

      In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the quarter ended September 30, 1999, decreased by approximately 3.5% compared to the quarter ended September 30, 1998. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended September 30, 1999 and 1998.

Fairlane East

      Fairlane East's net operating income for the quarter ended September 30, 1999 decreased by 6.5% from the same period in 1998 due to a 2.2% increase in revenues offset by a 14.7% increase in apartment expenses. The increase in revenues is primarily attributable to a 3.3% increase in rental income caused by higher occupancy for the quarter. The property's apartment expense increase is primarily attributable to increases in operating expenses, specifically personal property taxes, administrative expenses, and property taxes. For the three-month period ended September 30, 1999, average occupancy increased to 98% compared to 97% for the same period in 1998. During the three-month period ended September 30, 1999, the Partnership expended $80,000 on property improvements, including $61,000 capitalized for accounting purposes.

The Landings

      The Landings' net operating income for the quarter ended September 30, 1999 decreased by 22.2% from the same period in
1998 due to a 5.9% decrease in revenues and a 7.7% increase in apartment expenses. The decrease in revenues is primarily attributable to higher vacancies for the quarter. Approximately 3,700 newly constructed apartment units have been introduced throughout the Indianapolis area over the past quarter, which in turn has diminished the appeal of the more aged apartment inventory. The increase in apartment expenses is primarily due to increases in maintenance expenses, specifically decorating repairs caused by higher tenant turnover, marketing expenses, and administrative expenses. For the three-month period ended September 30, 1999, average occupancy decreased to 93% compared to 96% for the same period in 1998. During the three-month period ended September 30, 1999, the Partnership expended $66,000 on property improvements, including $44,000 capitalized for accounting purposes.

<PAGE 8>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Raven Hill

      Raven Hill's net operating income for the quarter ended September 30, 1999 increased by approximately 10.3% from the same period in 1998 due to a 4.2% increase in revenues and a 2.4% decrease in apartment expenses. The increase in revenues is primarily attributable to a 5.6% increase in rental income caused by the property's ability to increase rents while maintaining a high level of occupancy. The decrease in apartment expenses is primarily attributable to decreases in maintenance and administrative expenses. For the quarter ended September 30, 1999, average occupancy increased to 98% compared to 97% for the same period in 1998. During the three-month period ended September 30, 1999, the Partnership expended $74,000 on property improvements, including $41,000 capitalized for accounting purposes.

Shadow Oaks

      Shadow Oaks' net operating income for the quarter ended September 30, 1999 decreased by 10.9% from the same period in 1998 due to a less than 1% decrease in revenues and a 10.1% increase in apartment expenses. The decrease in revenues is due to higher vacancies during the quarter. The increase in apartment expenses is primarily due to increases in maintenance expenses, specifically decorating contract and carpet cleaning expenses, and property taxes. Competition has stiffened within the Tampa area due to the notable increase in new construction during the past year, thus creating a more competitive leasing environment. For the three-month period ended September 30, 1999, average occupancy decreased to 95% compared to 98% for the same period in 1998. During the three-month period ended September 30, 1999, the Partnership expended $49,000 on property improvements, including $27,000 capitalized for accounting purposes.

  Nine months ended September 30, 1999 versus nine months ended
                       September 30, 1998

      In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the nine-month period ended September 30, 1999, increased by $98,000, or 3.1% compared to the same period ended September 30, 1998. Set forth below is a discussion of the properties which compares their respective operations for the nine-month periods ended September 30, 1999 and 1998.

Fairlane East

      Fairlane East's net operating income for the nine months ended September 30, 1999 increased by 6.4% from the same period in 1998 due to a 7.7% increase in revenues offset by a 9.6% increase in apartment expenses. The increase in revenues was primarily attributable to the property's on-going ability to change its rent structure by adjusting rents on specific unit types. The property's apartment expense increase is primarily attributable to an increase in maintenance expenses, specifically snow removal, grounds, and decorating contract expenses, and administrative expenses. Average occupancy for the nine-months ended September 30, 1999 increased to 97%, compared to 94% for the same period in 1998. The weighted average rent collected for the month ended September 30, 1999 increased by less than 1% to $1,009, compared to $1,000 for the same period in 1998. During the nine-month period ended September 30, 1999, the Partnership expended $277,000 on property improvements, including $208,000 capitalized for accounting purposes. Of the $208,000 capitalized costs, approximately $99,000 was paid for major cabinet and countertop replacement in many of the units. The Managing General Partner anticipates slightly higher spending levels on property improvements for the remainder of 1999, as compared to the year ended December 31, 1998, to improve its competitive position.

The Landings

     The Landings' net operating income for the nine-months ended September 30, 1999 decreased by 16.9% from the same period in 1998 due to a less than 1% increase in revenues offset by a 17.6% increase in apartment expenses. As previously reported, in March 1998, the property received a $38,000 property tax refund which was applied directly against property tax expense, and thus significantly reduced the overall apartment expenses for the nine months ended 1998. The Landings did not receive any property tax refunds during the nine-months ended September 30, 1999. Excluding the impact of the refund from both periods, total apartment expenses and net operating income for the nine months ended September 30, 1999 would have increased/(decreased) by 7.5%

<PAGE 9>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

and (8.4%), respectively, from the same period last year. Average occupancy for the nine-months ended September 30, 1999 decreased to 94%, compared to 95% for the same period in 1998. The weighted average rent collected for the month ended September 30, 1999 decreased by 3.9% to $596, compared to $620 for the same period in 1998. During the nine-month period ended September 30, 1999, the Partnership expended $135,000 on property improvements, including $79,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements for the remainder of 1999, as compared to the year ended December 31, 1998.

Raven Hill

      Raven Hill's net operating income for the nine months ended September 30, 1999 increased by approximately 9.3% from the same period in 1998 due to a 5.7% increase in revenues offset by a 2.1% increase in apartment expenses. The increase in revenues is attributable to a 5.3% increase in rental income due to a stronger rental market. The increase in apartment expenses is primarily attributable to increases in operating and administrative expenses. Average occupancy for the nine months ended September 30, 1999 and 1998 was 98% and 97%, respectively. The weighted average rent collected for the month ended September 30, 1999 increased by 4.5% to $763, compared to $730 for the same period in 1998. During the nine-month period ended September 30, 1999, the Partnership expended $266,000 for property improvements of which $190,000 was capitalized for accounting purposes. Of the $190,000 of capitalized costs, approximately $137,000 was paid for major interior painting and carpeting of two of Raven Hills' four apartment buildings. The Managing General Partner anticipates slightly higher spending levels on property improvements for the remainder of 1999, as compared to the year ended December 31, 1998.

Shadow Oaks

      Shadow Oaks' net operating income for the nine months ended September 30, 1999 decreased by 1.6% from the same period in 1998 due to a 2% increase in revenues offset by a 5.5% increase in apartment expenses. The increase in revenues was primarily attributable to a 2.4% increase in rental income. The increase in apartment expenses is primarily attributable to an increase in property taxes due to the reassessment of the property's taxes for the current tax year. Average occupancy for the nine months ended September 30, 1999 decreased to 95%, compared to 97% for the same period in 1998. The weighted average rent collected for the month ended September 30, 1999 increased by approximately 3.1% to $499, compared to $484 for the same period in 1998. During the nine-month period ended September 30, 1999, the Partnership expended $121,000 on property improvements, including $55,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements for the remainder of 1999, as compared to the year ended December 31, 1998.

Consolidated Statements of Operations-Other Income and Deductions

      For the nine-month period ended September 30, 1999, ORP's net income increased by approximately 37% compared to the prior year comparative period due to a 5.1% increase in revenues offset by a 2.4% increase in total expenses. Interest income from operating funds for the nine-month periods ended September 30, 1999 and 1998 was $75,000 and $58,000, respectively. The $17,000 or 29% increase is primarily due to the higher levels of cash maintained in the operating accounts of the properties in the portfolio. Other income was $240,000 and $220,000, respectively, for the nine-month periods ended September 30, 1999 and 1998. The increase was primarily due to increases in interest income from the Replacement Reserve Escrow accounts maintained for each of the properties in the portfolio.

      ORP's administrative expenses for the nine-month periods ended September 30, 1999 and 1998 were $130,000 and $145,000, respectively.

      The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the

<PAGE 10>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

loan  principal  increases each period.  As  a  result,  interest
expense   was   $1,274,000  and  $1,299,000,  respectively,   and
principal paid was $311,000 and $286,000 for the nine-month periods ended September 30, 1999 and 1998, respectively.

      Depreciation expense for the nine-month periods ended September 30, 1999 and 1998 was $958,000 and $926,000, respectively. The increase in depreciation expense is due to the increase in property improvements capitalized for accounting purposes for the nine months ended September 30, 1999 compared to the same period in 1998. Amortization expense for the nine-month periods ended September 30, 1999 and 1998 was $49,000 and $73,000, respectively. The decrease in amortization expense was due to certain deferred costs relating to organization and refinancing of the portfolio (discussed in prior reports) becoming fully amortized as of the current nine-month period ended.

      For the nine-month periods ended September 30, 1999 and 1998, of the total property improvements in the aggregate amounts of $799,000 and $814,000, respectively, $267,000 and $287,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $532,000 and $527,000, respectively, were capitalized for financial statement purposes.

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

<PAGE 11>

----------------------------------------------------------------------------------------------------------------------------
Average Occupancy
----------------------------------------------------------------------------------------------------------------------------
The average occupancy for each of the four investment properties is shown in the following chart:

                                                                    For the Quarter Ended
                                             -------------------------------------------------------------------------------
Property/                    Acquisition
Location                        Date         6/30/98     9/30/98     12/31/98     3/31/99     6/30/99     9/30/99
----------------------------------------------------------------------------------------------------------------------------
Fairlane East                  12/23/85        94%         97%         97%          96%         97%         98%
  Dearborn,Michigan
The Landings                   10/31/84        96%         96%         94%          93%         96%         93%
  Indianapolis,Indiana
Raven Hill                     12/24/86        97%         97%         96%          97%         98%         98%
  Burnsville,Minnesota
Shadow Oaks                     2/07/85        96%         98%         95%          95%         94%         95%
  Tampa, Florida
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                    1999 Operating Results through September 30, 1999
                                          ----------------------------------------------------------------------------------
                                  Average Rent
                                  Collected<F1>                                 NOI
                              --------------------                        Before Property                       NOI
Property/             No. of  September  September  Apartment  Apartment   Improvements     Property          Before
Location              Units     1999       1998     Revenue    Expenses   & Debt Service  Improvements<F2> Debt Service<F3>
----------------------------------------------------------------------------------------------------------------------------
Fairlane East          244       $1,009    $1,000     $2,233     $  885       $1,348            $277          $1,071
Dearborn, Michigan
The Landings           150          596      620         817        472          345             135             210
Indianapolis, Indiana
Raven Hill             304          763      730       2,098        991        1,107             266             841
Burnsville, Minnesota
Shadow Oaks            200          499      484         904        482          422             121             301
Tampa, Florida
----------------------------------------------------------------------------------------------------------------------------
Total                  898                            $6,052     $2,830       $3,222            $799          $2,423
============================================================================================================================

<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents  total  property  improvement  costs,  including  capitalized  costs totaling $532,000 incurred during the nine months ended September 30, 1999.
<F3> The total of $2,423,000 is $113,000 (4.9%) greater than the comparable total for the nine months ending
     September 30, 1998.







































<PAGE 12>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
--------------------------------------------------------------------

                              September 30, 1999   December 31, 1998
                                 (Unaudited)
--------------------------------------------------------------------
Assets
Investment properties, at cost
  Land                                  $ 3,681           $ 3,681
  Buildings and improvements, net
    of accumulated depreciation
    of $17,035 and $16,077,
    respectively                         19,985            20,411
--------------------------------------------------------------------
Total Investment Properties              23,666            24,092
--------------------------------------------------------------------
Cash and cash equivalents                 1,212             1,288
Working capital reserve                      85                63
Tenant security deposits                    179               176
Deferred costs, net of amortization
of $2,640 and $2,591, respectively          277               326
Other assets                              1,257               981
--------------------------------------------------------------------
                                          3,010             2,834
--------------------------------------------------------------------
    Total Assets                        $26,676           $26,926
====================================================================
Liabilities and Partners' Capital
  Liabilities
    Mortgage notes payable              $20,449           $20,760
    Accounts payable and accrued
        expenses                            617               382
  Distributions payable                       0               361
  Other liabilities                         833               712
  Tenant security deposits                  179               176
--------------------------------------------------------------------
    Total Liabilities                    22,078            22,391
--------------------------------------------------------------------
Partners' Capital
  General Partners                       (1,012)           (1,024)
  Assignor Limited Partner                    1                 1
  Assignee Unit Holders (25,714
    Assignee Units issued and 23,723
    outstanding for September 30, 1999
    24,091 outstanding for
    December 31, 1998)                    5,609             5,558
--------------------------------------------------------------------
    Total Partners' Capital               4,598             4,535
--------------------------------------------------------------------
    Total Liabilities and
      Partners' Capital                 $26,676           $26,926
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

<PAGE 13>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net Income per Assignee Unit and Weighted average number of Assignee
Units Outstanding)    (Unaudited)
--------------------------------------------------------------------

                              Three months          Nine months
                                 ended                ended
                              September 30,        September 30,
                             --------------       --------------
                              1999     1998        1999     1998
--------------------------------------------------------------------
Apartment Revenues
  Rental income              $1,944    $1,897      $5,812   $5,540
  Other income                   72        93         240      220
--------------------------------------------------------------------
Total Apartment Revenues      2,016     1,990       6,052    5,760
--------------------------------------------------------------------
Apartment Expenses
  Maintenance                   346       321         958      877
  Operating                     161       146         490      453
  Administrative                131       120         386      352
  Property management fees      100        99         299      288
  Property taxes                216       199         603      569
  Marketing                      32        38          94       97
--------------------------------------------------------------------
Total Apartment Expenses        986       923       2,830    2,636
--------------------------------------------------------------------
Net Operating Income          1,030     1,067       3,222    3,124
--------------------------------------------------------------------
Other Deductions
  Interest expense              423       431       1,274    1,299
  Depreciation and
    amortization                347       338       1,007      999
  Refurbishment expenses         95       110         267      287
  Interest income               (24)      (19)        (75)     (58)
  Partnership
    administrative expenses      42        48         130      145
--------------------------------------------------------------------
Total Other Deductions          883       908       2,603    2,672
--------------------------------------------------------------------
Net Income                   $  148    $  159      $  619   $  452
====================================================================
Net Income Allocated to
  Assignee Unit Holders      $  145    $  156      $  607   $  443
====================================================================
Net Income per Assignee Unit $ 6.10    $ 6.54      $25.90   $18.21
====================================================================
Weighted average number of
  Assignee Units Outstanding 23,773    24,306      23,901   24,319
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

<PAGE 14>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
--------------------------------------------------------------------

                         For the period ended September 30, 1999
                     -----------------------------------------------
                              Limited Partners'
                                  Interests
                            ----------------------
                             Assignee    Assignor
                               Unit      Limited    General
                             Holders     Partner   Partners  Total
--------------------------------------------------------------------
Balance, December 31, 1998     $5,558      $1     $(1,024)   $4,535
--------------------------------------------------------------------
Net income,
  September 30, 1999              607       0          12       619

Distribution to Assignee         (357)      0           0      (357)
  Unit Holders

Purchase of Assignee Units       (199)      0           0      (199)
--------------------------------------------------------------------
Balance, September 30, 1999
   (Unaudited)                 $5,609      $1     $(1,012)   $4,598
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
--------------------------------------------------------------------

                                  Nine months ended September 30,
                                ------------------------------------
                                               1999        1998
--------------------------------------------------------------------
Operating activities
 Net income                                   $  619      $  452
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             1,007         999
 Changes in assets and liabilities:
     Tenant security deposits liability            3          13
     Tenant security deposits                     (3)        (13)
     Other assets                               (276)       (295)
     Accounts payable and accrued expenses       235           9
     Other liabilities                           121         115
--------------------------------------------------------------------
Net cash provided by operating activities      1,706       1,280
--------------------------------------------------------------------

Investing activities
Working capital reserve                          (22)        231
Additions to investment properties              (532)       (527)
--------------------------------------------------------------------
Net cash used in investing activities           (554)       (296)
--------------------------------------------------------------------

Financing activities
Distributions paid                              (718)       (608)
Mortgage principal paid                         (311)       (286)
Purchase of Assignee Units                      (199)        (40)
--------------------------------------------------------------------
Net cash used in financing activities         (1,228)       (934)
--------------------------------------------------------------------
Net decrease in cash and cash equivalents        (76)        (50)
Cash and cash equivalents, beginning
   of period                                   1,288       1,068
--------------------------------------------------------------------
Cash and cash equivalents, end of period      $1,212      $1,118
====================================================================
The accompanying notes are an integral part of these consolidated financial statements.







<PAGE 16>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.

       The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998, the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 1999 and 1998, the Consolidated Statement of Partners' Capital as of September 30, 1999, and the Consolidated Statements of Cash Flows for the nine-month periods ended
September 30, 1999 and 1998, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1998.

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

      Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the nine-month period ended September 30, 1999, were approximately $62,000 for administrative and accounting-related costs, compared to $89,000 for the same period in 1998.

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

Note 3.  Other Liabilities

     Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $121,000 and $115,000 for the nine-month periods ended September 30, 1999 and 1998, respectively, have been deferred.

Note 4.  Mortgage Notes Payable.

      Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of September 30, 1999, the total outstanding balance of the four mortgage notes payable was $20,449,000. The properties are in compliance with their respective debt service agreements as of September 30, 1999.

<Page 17>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------
The individual outstanding mortgage notes payable as of September
30, 1999, and monthly debt service are as follows:

-----------------------------------------------------------------
Property Collateralizing Debt      Outstanding      Monthly
(in thousands)                       Mortgage    Debt Service<F1>
-----------------------------------------------------------------

Fairlane East, Dearborn, Michigan      $ 9,396        $ 81
The Landings, Indianapolis, Indiana      3,097          26
Raven Hill, Burnsville, Minnesota        4,732          41
Shadow Oaks, Tampa, Florida              3,224          28
-----------------------------------------------------------------
                                       $20,449        $176
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

  The  Quarterly  Report  on  Form  10-Q  for the  quarter  ended
  September  30,  1999,  filed with the Securities  and  Exchange
  Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550