Form 10-K
period 1999-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2000-03-14
CIK 744786

<PAGE 1>
=================================================================

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K


 /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1999
                               OR

 / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from _______ to _______
                --------------------------------
                Commission file number:  0-14533
                --------------------------------
          OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)
-----------------------------------------------------------------

                Maryland                 52-1322906
 (State or other jurisdiction of       (I.R.S. Employer
  incorporation or organization)       Identification No.)
-----------------------------------------------------------------

  7200 Wisconsin Avenue, 11th floor,  Bethesda, Maryland 20814
      (Address of principal executive offices)  (Zip Code)
-----------------------------------------------------------------

Registrant's telephone number, including area code
      301-654-3100
-----------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K
or any amendment to this Form   10K.  [X]

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

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents of the Registrant are incorporated herein by reference as indicated:

Form 10-K Parts               Document
-----------------------------------------------------------------
Parts I, II, III         Portions of the 1999 Annual  Report  are
                         incorporated by reference into Parts I, II and III.

Reference to Exhibits is on page 9.

<PAGE 2>
------------------------------------------------------------------
        OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                             PART I

Item 1.  Business.

      The Registrant, Oxford Residential Properties I Limited Partnership ("ORP") or the "Partnership"), was formed on January 19, 1984, under the Maryland Revised Uniform Limited Partnership Act to acquire, own and operate residential properties. The Partnership sold $25,714,000 of Assignee Units in a public offering that concluded on October 18, 1985. The net offering proceeds were used to acquire residential properties.

Item 2.  Properties.

       Information   concerning  the  individual  properties   is
discussed  in  the  1999 Annual Report in  the  section  entitled
"Community Descriptions," which section is incorporated herein by reference (pages 13 through 14 hereof).

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                             PART II

Item 5.  Market for the Registrant's  Partnership  Interests  and
         Related Partnership Matters.

(a)   Market Information.

      The Partnership originally issued 25,714 Assignee Units and through December 31, 1999, had redeemed a total of 2,047 Assignee Units, ranging in price from $332 to $600 per Assignee Unit. As of December 31, 1999, there were 23,667 Assignee Units outstanding. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

(b)   Number of Security Holders.

      As  of  December 31, 1999  there  were 1,431  Assignee Unit
      Holders.

<PAGE 3>
-----------------------------------------------------------------
       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                       PART II (continued)

(c)   Dividend History and Restrictions.

      Information regarding the frequency and amount of cash distributions is included in the section entitled "Selected Consolidated Financial Data" of the 1999 Annual Report, which section is incorporated herein by reference (page 12 hereof). Information regarding management's future expectations as to distributions is also included in the 1999 Annual Report in the section entitled "Report of Management," which section is incorporated herein by reference (on pages 16 through 20 hereof).

Item 6.  Selected Financial Data.

      Reference is made to the section of the 1999 Annual Report entitled "Selected Consolidated Financial Data," which section is incorporated herein by reference (page 12 hereof).

Item 7.  Management's    Discussion  and  Analysis  of  Financial
         Condition and Results of Operations.

      For a detailed discussion of the Partnership's financial condition and results of operations for the years ended December 31, 1999, 1998, and 1997, see information set forth in the section entitled "Report of Management" of the Partnership's 1999 Annual Report, which section is incorporated herein by reference (pages 16 through 20 hereof).

Item 8.  Financial Statements and Supplementary Data.

      Reference is made to the 1999 Annual Report for the consolidated financial statements of the Partnership, which consolidated financial statements are incorporated herein by reference (pages 23 through 26 hereof). See Item 14 of this report for information concerning financial statements and schedules filed with this report.

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

      None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.
         (a), (b), (c) and (e).

   The Partnership has no directors or officers. The Managing General Partner of the Partnership, as designated in the Partnership Agreement, is Oxford Residential Properties I Corporation. The director and executive officers of the Managing General Partner are as follows:

-----------------------------------------------------------------
Name               Age  Position and Business Experience
-----------------------------------------------------------------
Leo E. Zickler     63   Chairman  of the  Board of Directors  and
                        Chief     Executive    Officer      since
                        inception.   Since  March  1982   he  has
                        been   Chairman   of   the    Board    of
                        Directors,  and Chief  Executive  Officer
                        of    Oxford    Development   Corporation
                        ("Oxford"),   an    affiliate   of    the
                        Partnership  and  a national real  estate
                        firm  which owns  and operates  apartment
                        and   senior   living  communities.   Mr.
                        Zickler  served  as President  of  Oxford
                        until   February 28, 1994.   Mr.  Zickler
                        serves   as  a  director and  officer  of
                        certain     entities   affiliated    with
                        Oxford.
<PAGE 4>
-----------------------------------------------------------------

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)

-----------------------------------------------------------------
Name               Age  Position and Business Experience
-----------------------------------------------------------------
Francis P. Lavin   48   President  since  March  1,  1994.   From
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

Richard R.         52   Senior  Vice  President  since  inception
Singleton               and  Chief Financial  Officer since 1995.
                        Previously,  he  was  Vice  President  of
                        Oxford     Mortgage      &     Investment
                        Corporation since 1979  and was  promoted
                        to  Senior  Vice  President in 1983,  and
                        he  was Chief  Operating Officer of ORP's
                        Managing  General Partner since 1990  and
                        was  promoted  to Chief Financial Officer
                        in  1995.  Mr.  Singleton also serves  as
                        an    officer    of   certain    entities
                        affiliated with  Oxford.

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

      Based solely upon a review of Section 16(a) reports furnished to ORP for the fiscal year ended December 31, 1999 (the "1999 fiscal year"), or representations by reporting persons that no other reports were required for the 1999 fiscal year, ORP believes that all reporting persons timely filed all reports required by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.
         (a), (b), (c) and (d)

  Neither  the  director  nor  the  executive  officers  of   the
  Managing General Partner receives direct compensation for services rendered to the Partnership.

(e)   Termination of Employment and Change of Control
      Arrangements.  None.


<PAGE 5>
-----------------------------------------------------------------
        OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


Item 12. Security Ownership  of  Certain  Beneficial  Owners  and
         Management.

(a)   Security Ownership of Certain Beneficial Owners.

   ORP Acquisition Partners Limited Partnership, located at 7200 Wisconsin Avenue, Suite 1100, Bethesda, MD 20814, owns 4,997 Assignee Units, representing approximately 21.1% of the Assignee Units outstanding as of December 31, 1999. No other person or group is known by the Partnership to own beneficially more than 5% of the outstanding limited partnership interests and Assignee Units.

(b)   Security Ownership of Management.

   The officers and directors of the General Partners of the Partnership do not directly own any Assignee Units, however, certain officers and directors own equity interests in ORP Acquisition Partners Limited Partnership, which owns 4,997 Assignee Units, representing approximately 21.1% of the
   Assignee Units outstanding as of December 31, 1999. An affiliate of the General Partner is the Assignor Limited Partner of the Partnership. The Assignor Limited Partner has assigned the ownership of its limited partnership units (including rights to a percentage of the income, gain, losses, deductions, and distributions of the Partnership) to the Assignee Unit Holders.

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

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to this affiliate for the years ended December 31, 1999, 1998 and 1997 were $82,000, $116,000, and
   $65,000,   respectively,  for  administrative  and  accounting
   related costs.

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


<PAGE 6>
-----------------------------------------------------------------
       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                      PART III (continued)


(c)   Indebtedness of Management.  None

(d)   Transactions with Promoters.  None

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

(a)   List of documents filed as part of this Report:

      1. Financial Statements.

        The following financial statements are contained in the Partnership's 1999 Annual Report and are incorporated herein by reference into Part II, Item 8:

                                                  Page Numbers
        Description                                  Herein
        ---------------------------------------------------------
        Report of Independent Accountants.             22
        Consolidated Balance Sheets as of
          December 31, 1999 and 1998.                  23
        Consolidated Statements of Operations
          for the years ended December 31,
          1999, 1998 and 1997.                         24
        Consolidated Statement of Partners'
          Capital for the years ended
          December 31, 1999, 1998 and 1997.            25
        Consolidated Statements of Cash Flows
          for the years ended December 31,
          1999, 1998 and 1997.                         26
        Notes to Consolidated Financial
          Statements.                                27-34

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

         Exhibit No. 10 - Material contracts.

         a. Permanent  Mortgage  Loan  Documents  in   favor   of
            Lexington Mortgage Company, encumbering Fairlane East.

         b. Permanent  Mortgage  Loan  Documents  in   favor   of
            Lexington Mortgage Company, encumbering The Landings.

         c. Permanent  Mortgage  Loan  Documents  in   favor   of
            Lexington Mortgage Company, encumbering Raven Hill.


<PAGE 7>
-----------------------------------------------------------------
        OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                       PART IV (continued)

         d. Permanent  Mortgage  Loan  Documents   in  favor   of
            Lexington Mortgage Company, encumbering  Shadow Oaks.

         Exhibit No. 13 - Annual report to security holders, etc.

         a. Annual Report for the year ended  December  31,  1999
            ("filed" only to the extent material therefrom is specifically incorporated by reference).

         Exhibit No. 25 - Power of Attorney.

         a. Leo E. Zickler Power of Attorney
            (Incorporated by reference from Exhibits to Post-effective Amendment No. 1 to Form S-11 Registration
            Statement, dated March 28, 1985).

         Exhibit No. 28 - Additional Exhibits.  None.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed by the registrant during the year ended December 31, 1999.

(c)    The list of Exhibits required by Item  601  of  Regulation
       S-K is included in Item 14(a)(3) above.

(d)    Financial Statement Schedules.

       See Item 14(a)(2) above.

<PAGE 8>
----------------------------------------------------------------

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                      CROSS REFERENCE SHEET

       The item numbers and captions in Parts I, II, III, and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

                                                      Sequentialy
                                                        Numbered
Item                        Reference Materials          Page(s)
-----------------------------------------------------------------
1.  Business                  Annual Report 1999        pps 13-21

2.  Properties                Annual Report 1999        pps 13-14

5.  Market for Registrant's   Annual Report 1999    pps 12, 16-21,
    Partnership Interest                            31-32 & 33-34
    and Related Partnership
    Matters

6.  Selected Financial Data   Annual Report 1999            pp 12

7.  Management's Discussion   Annual Report 1999        pps 16-21
    and Analysis of Financial
    Condition and Results of
    Operations

8.  Financial Statements and  Annual Report 1999        pps 22-34
    Supplementary Data

11. Executive Compensation    Annual Report 1999        pps 33-34

12. Certain Relationships     Annual Report 1999        pps 33-34
    and Related Transactions

14. Exhibits, Financial       Annual Report 1999        pps 12-37
    Statement Schedules,
    and Reports on Form 8-K

<PAGE 9>
-----------------------------------------------------------------

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-K

                          EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(13)  Annual Report 1998 to Security Holders.

      Oxford  Residential  Properties  I  Limited   Partnership's
Report dated December 31, 1999, follows on sequentially numbered pages 11 through 37 of this report.

(27)  Financial Data Schedule.

<PAGE 10>
-----------------------------------------------------------------

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


              Oxford Residential Properties I Limited Partnership

              By: Oxford Residential Properties I Corporation
                  Managing General Partner of the  Registrant


Date:  3/1/00      By:  /s/ Richard R. Singleton
       ------           -----------------------------------------
                        Richard R. Singleton
                        Senior Vice President and Chief
                          Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 3/1/00       By:  /s/ Leo E. Zickler
      ------            -----------------------------------------
                        Leo E. Zickler
                        Chairman of the Board of Directors and
                          Chief Executive Officer


Date: 3/1/00       By:  /s/ Francis P. Lavin
      ------            -----------------------------------------
                        Francis P. Lavin
                        President

      No  proxy  material  has  been sent  to  the   Registrant's
security  holders.   The  Partnership's Annual  Report  1999   is
expected to be mailed to Assignee Unit Holders before May 2000.















































<PAGE 11>
-----------------------------------------------------------------
       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                       Annual Report 1999
























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

-------------------------------------------------------------------------------------------
Selected Consolidated Financial Data  (in  thousands, except  Net
  Income (Loss) per Assignee Unit  and  weighted  average  number of Assignee Units outstanding)
---------------------------------------------------------------------------------------------
                                          For the Years Ended December 31,
---------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS
                                    1999         1998        1997        1996         1995
---------------------------------------------------------------------------------------------
Total Assets                       $26,336      $26,926     $27,541     $27,860      $28,484
Investment Properties              $23,545      $24,092     $24,423     $24,670      $25,063
Mortgage Notes Payable             $20,341      $20,760     $21,145     $21,501      $21,828
Total Revenues from Apartment      $ 8,056      $ 7,718     $ 7,461     $ 7,187      $ 6,895
Operations
Net Operating Income               $ 4,247      $ 4,091     $ 3,830     $ 3,623      $ 3,463
Net Income (Loss)                  $   624      $   414     $   402     $   194      $  (184)
Net Income (Loss) Allocated to
Assignee Unit Holders              $   611      $   406     $   394     $   190      $  (180)
Net Income (Loss) per Assignee
Unit                               $ 25.63      $ 16.71     $ 16.03     $  7.63      $ (7.07)
Net Income (Loss) (tax basis) per
Assignee Unit                      $  4.08<F1>  $ (1.56)<F3>$ (4.62)<F5>$(12.29)<F7> $(26.65)<F9>
Cash Distributions per Assignee
Unit                               $ 30.00<F2>  $ 30.00<F4> $ 20.00<F6> $ 15.00<F8>  $ 12.50<F10>

Assignee Units Outstanding          23,667       24,091      24,325      24,657       25,186
Weighted Average of Assignee Units
Outstanding                         23,850       24,281      24,582      24,940       25,515
Number of Assignee Unit Holders      1,431<F11>   1,483<F11>  1,579<F11>  1,712<F11>   1,642<F11>
Number of Investment Properties
Owned                                  4            4           4           4            4
-------------------------------------------------------------------------------------------------

<F1>  Net income (tax basis) per Assignee Unit includes $( 1.84) real estate rental loss per Assignee Unit, and $5.92 in portfolio income per Assignee Unit.
<F2>  Includes semiannual distributions of $15.00 per Assignee Unit paid in
        August 1999 and March 2000.
<F3>  Net loss (tax basis) per Assignee Unit includes $(5.05) real estate rental loss per Assignee Unit, and $3.49 in portfolio income per Assignee Unit.
<F4>  Includes semiannual distributions of $15.00 per Assignee Unit paid in
        August 1998 and March 1999.
<F5>  Net loss (tax basis) per Assignee Unit includes $(8.84) real estate rental loss per Assignee Unit, and $4.22 in portfolio income per Assignee Unit.
<F6>  Includes semiannual distributions of $10.00 per Assignee Unit paid in
        August 1997 and February 1998.
<F7>  Net loss (tax basis) per Assignee Unit includes $(17.05) real estate rental loss per Assignee Unit, and $4.76 in portfolio income per Assignee Unit.
<F8>  Includes semiannual distributions of $7.50 per Assignee Unit paid in August
        1996 and February 1997.
<F9>  Net loss (tax basis) per Assignee Unit includes $(31.58) real estate rental loss per Assignee Unit, and $4.93 in portfolio income per Assignee Unit.
<F10> Includes semiannual distributions of $5.00 per Assignee Unit paid in August
        1995 and $7.50 per Assignee Unit paid in February 1996.
<F11> ORP  Acquisition Partners Limited Partnership, located at  7200  Wisconsin
        Avenue, Suite 1100, Bethesda, MD 20814, owns 4,997 Assignee Units, representing approximately  21.1% of the Assignee Units outstanding at December  31,  1999.
        Also,  from  July  1995 through December 31, 1999, ORP has  redeemed,  in  the aggregate, 2,047 Assignee Units, ranging in price from $332 to $600 per Assignee Unit.


-----------------------------------------------------------------
      The   following  paragraphs  contain  descriptions  of  each
of the four properties comprising the Partnership's portfolio. Unless otherwise indicated, information provided herein is as of December 31, 1999.

Fairlane East, Dearborn, Michigan

       Fairlane East is a 244-unit conventional property, located in Dearborn, Michigan. Fairlane East was built in 1973 and consists of 26 buildings, offering one to two bedroom apartments and two to three bedroom townhomes. The buildings are of wood frame construction with brick and wood trim. The property is located on Rotunda Drive. To the north is single-family residential, to the east is industrial, to the south is the Ford Land Development Maintenance Center, and to the west is a retirement center and the Ford World Headquarters. Fairlane East is convenient to shopping, restaurants, churches, and public transportation. Amenities include a washer and dryer in each unit, a swimming pool and a clubhouse. Average occupancy was 96% in 1999 and 94% in 1998.

       Property improvements completed for the year ended December 31, 1999 primarily include fence and deck replacements, carpet, vinyl floor and appliance replacements, HVAC repairs and replacements, structural repairs, roof replacements of the clubhouse building and five carports, sidewalks and curb replacements, interior and exterior painting, cabinet and counter replacements, and landscaping improvements.

       There are at least three competitive apartment communities containing an aggregate of approximately 1,100 apartment units located in the Dearborn area within a five-mile radius of the site. Average occupancy at these communities was approximately 95% as of December 31, 1999. Additionally, a new rental community is being built adjacent to Fairlane East, with leasing of the new units anticipated to begin in 2000.

The Landings, Indianapolis, Indiana

       The  Landings   is   a  150-unit   property   located   in
northeastern Indianapolis, Indiana. The property is approximately 15 minutes from the downtown business district. The Landings is located at 78th Street and Keystone Avenue between the popular areas of Keystone at the Crossing and Broad Ripple, and is convenient to shopping, entertainment, parks, major thoroughfares,
and public transportation.   The   property  was  built  in  1974
and   consists   of nine   wood   frame   constructed   buildings
with brick and aluminum siding and  wood   trim.    The  property
is located on 27.3 acres along the White River and surrounds a lake that opens to the White River. Amenities include a clubhouse with party and billiard room, boat launch ramp to the river, boat storage, a sand volleyball court, two lighted tennis courts, a basketball court area, and a swimming pool. Average occupancy was 93% in 1999 and 95% in 1998.

       Project improvements completed for the year ended December 31, 1999 primarily include carpet, vinyl floor and appliance replacements, balcony replacements, asphalt/concrete repairs, HVAC repairs and replacements, and refurbishment of clubhouse.

       Major competitors of The Landings include at least four comparable apartment communities, containing an aggregate of approximately 2000 units, located within five miles of the property. Average occupancy at these communities was approximately 84% as of December 31, 1999. An additional three properties with an aggregate total of approximately 900 apartment units are under construction in the Indianapolis area within a six-mile radius of the site. These properties are scheduled to be completed during 2000.

Raven Hill, Burnsville, Minnesota

       Raven Hill is a 304-unit apartment community located in Burnsville, Minnesota, a suburb south of Minneapolis. It is convenient to the Minneapolis central business district, as well as the suburban employment centers of the Twin Cities of Minneapolis and St. Paul. The property was built in 1971 and consists of four three-story buildings with underground and surface parking. Amenities include two guest suites, indoor and outdoor swimming pools, a spa, tennis courts, an indoor racquetball court, and two entertainment centers. Average occupancy was 98% and 97% in 1999 and 1998, respectively.

<PAGE 14>
-----------------------------------------------------------------
Community Descriptions
-----------------------------------------------------------------

       Property improvements completed for the year ended December 31, 1999 primarily include patio and balcony improvements, carpet and vinyl replacements, appliance replacements, interior painting, boiler repairs,landscaping improvements, air conditioner replacements, ventilator fans, and elevator improvements.

       There are several comparable apartment communities located in the Burnsville area within close proximity of Raven Hill, with average occupancy of 96% at December 31, 1999. Built in the mid to late 1980s, these communities are newer and offer more contemporary features than Raven Hill. However, the exterior vinyl siding, window, and patio and balcony improvements at Raven Hill are now complete and will enhance the appearance and competitiveness of Raven Hill. There are no known rental communities under construction in this market area.

Shadow Oaks, Tampa, Florida

       Shadow Oaks is a 200-unit apartment community built in 1984 and is located in a neighborhood consisting of middle- and upper-middle-class single-family homes close to various commercial centers. Shadow Oaks is located in northeast Tampa, between the University of South Florida and Carrollwood areas. Amenities include playground, pool, whirlpool, tennis court, picnic area, volleyball court, and laundry facilities. There has been significant building of apartments in Tampa and the surrounding area and, as a result, Shadow Oaks competes for residents with a considerable number of newer apartment communities located in nearby neighborhoods. Average occupancy was 94% in 1999 and 97% in 1998.

       Property improvements completed for the year ended December 31, 1999 primarily include cedar wood siding and picket replacement performed in conjunction with a complete exterior paint job of the property, completion of third and final year of roof replacement, carpet, vinyl floor and appliance replacements, clubhouse upgrades, and landscaping improvements.

       There are three comparable apartment communities containing an aggregate of approximately 1,200 apartment units located in the Tampa area within a three-mile radius of the site. Average occupancy at these communities was approximately 93% as of December 31, 1999. Although new construction is planned in the Tampa area, it is not expected to materially adversely affect Shadow Oaks due to its competitive market position in the area.

<PAGE 15>

-------------------------------------------------------------------------------------------------------------------
Average Occupancy
-------------------------------------------------------------------------------------------------------------------
The  average occupancy for each of the four investment properties is shown in the following chart:

                                          Average             For the Quarter Ended                      Average
Property/                 Acquisiton     Occupancy  ---------------------------------------------       Occupancy
Location                     Date          1998       3/31/99     6/30/99     9/30/99    12/31/99         1999
--------------------------------------------------------------------------------------------------------------------
Fairlane East              12/23/85         94%         96%         97%         98%        94%            96%
Dearborn, Michigan

The Landings               10/31/84         95%         93%         96%         93%        88%            93%
Indianapolis, Indiana

Raven Hill                 12/24/86         97%         97%         98%         98%        98%            98%
Burnsville, Minnesota

Shadow Oaks                02/07/85         97%         95%         94%         95%        92%            94%
Tampa, Florida


--------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                1999 Operating Results (in thousands)
                                                   -----------------------------------------------------------------
                                                                             NOI
                                   Average<F1>                             Before
                                Rent Collected                             Property
                              -------------------                       Improvements                      NOI
Property/             No. of  December   December  Apartment  Apartment    & Debt      Property<F2>      Before
Location              Units    1999        1998    Revenues    Expenses    Service    Improvements    Debt Service
--------------------------------------------------------------------------------------------------------------------
Fairlane East          244    $1,043     $1,010     $2,973      $1,213      $1,760        $381           $1,379
Dearborn, Michigan

The Landings           150       602        616      1,082         611         471         163              308
Indianapolis, Indiana

Raven Hill             304       763        735      2,803       1,356       1,447         516              931
Burnsville, Minnesota

Shadow Oaks            200       517        488      1,198         629         569         181              388
Tampa, Florida
--------------------------------------------------------------------------------------------------------------------
Total                  898                          $8,056      $3,809      $4,247      $1,241           $3,006
--------------------------------------------------------------------------------------------------------------------

<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents total property improvement costs incurred during 1999, consisting of $504,000 in refurbishment expenses and $737,000 in capitalized costs.


<PAGE 16>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

       The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of December 31, 1999, and its consolidated results of operations and cash flows for the three years ended December 31, 1999, 1998 and 1997. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Annual Report.

Recent Developments

       On February 28,2000, the Managing General Partner declared a distribution of $15 per Assignee Unit to its Partners and Assignee Unit Holders of record as of December 31, 1999. The distribution was the same as the last three semi-annual distributions but represents a $5 increase over the amount paid for the last semi-annual distribution for 1997.

       On behalf of the Partnership,Oxford Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units at such prices as may be set by the Managing General Partner from time to time. The prices that will be paid will be established by reference to prevailing secondary market prices and will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by the Partnership. During the period from July 1995 through December 31, 1999, ORP redeemed, in the aggregate, 2,047 Assignee Units for approximately $808,000. Since January 1, 2000, ORP has redeemed an additional 37 Assignee Units.

Liquidity and Capital Resources

       Current Position. At December 31,1999, ORP held $1,344,000 in cash and cash equivalents and the working capital reserve, compared to $1,351,000 at December 31, 1998. The decrease of $7,000 is primarily attributable to increases in property net operating income offset by: (i) the distributions made on February 27, 1999 and August 28, 1999 to Partners of record as of December 31, 1998 and June 30, 1999 totaling $361,365 and $357,270, respectively, (ii) the purchase of 424 Assignee Units during the year ended December 31, 1999 totaling $236,000, and
(iii) the payment of administrative costs for the year ended December 31, 1999 totaling $170,000.

      Other Assets shown on the accompanying consolidated Balance Sheet increased by $28,000 to $1,009,000 at December 31, 1999 from $981,000 at December 31, 1998. The increase in Other Assets is primarily a result of increases in prepaid property taxes offset by decreases in escrow deposits. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $739,000 at December 31, 1999. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses, which are also included in Other Assets, totaled $56,000 and $214,000, respectively, at December 31, 1999.

        Unamortized deferred costs related to organization and refinancing costs (discussed in prior reports) at December 31, 1999 were $260,000, compared to $326,000 at December 31, 1998.
These costs are being amortized over the term of the mortgages.

       Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $1,241,000 were made for the year ended December 31, 1999, compared to $1,322,000 for the same period in 1998. Of the $1,241,000 of property improvements, $737,000 was capitalized for financial statement purposes for the year ended December 31, 1999, compared to $919,000 of the $1,322,000 of property improvements for the same period in 1998.

<PAGE 17>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

       Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of December 31, 1999 and December 31, 1998, deferred property management fees to NHP amounted to $871,000 and $712,000, respectively.

Results of Operations

     The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by each of the four investment properties for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, is as follows:

-----------------------------------------------------------------
                                            (in thousands)
Property                               1999      1998       1997
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan     $1,760    $1,688     $1,683
The Landings, Indianapolis, Indiana      471       536        498
Raven Hill, Burnsville, Minnesota      1,447     1,309      1,110
Shadow Oaks, Tampa, Florida              569       558        539
-----------------------------------------------------------------
Total Net Operating Income            $4,247    $4,091     $3,830
=================================================================

      In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by the Partnership in 1999 increased by 3.8% compared to 1998. Set forth below is a discussion of the properties which compares their respective operations for the years ended December 31, 1999, 1998 and 1997.

1999 versus 1998

Fairlane East

      Fairlane East's net operating income for the year ended December 31, 1999 increased by 4.3% from the same period in 1998 due to a 6.1% increase in revenues offset by an 8.9% increase in apartment expenses. The increase in revenues was primarily attributable to the property's on-going ability to change its rent structure by adjusting rents on specific unit types. The property's apartment expense increase is primarily attributable to an increase in maintenance expenses, specifically snow removal, grounds, and decorating contract expenses, and administrative expenses. Average occupancy for the year ended December 31, 1999 increased to 96%, compared to 94% for the same period in 1998. During the year ended December 31, 1999, the Partnership expended $381,000 on property improvements, including $282,000 capitalized for accounting purposes. Of the $282,000 capitalized costs, approximately $149,000 was paid for major cabinet, and countertop replacement and carpet replacement in many of the units. The Managing General Partner anticipates approximately the same spending levels on property improvements for 2000.

The Landings

      The Landings' net operating income for the year ended December 31, 1999 decreased by 12.1% from the same period in 1998 due to a less than 1% decrease in revenues and a 10.8% increase in apartment expenses. As previously reported, in March 1998, the property received a $38,000 property tax refund which was applied directly against property tax expense, and thus significantly reduced the overall apartment expenses for the year ended 1998. The Landings did not receive any property tax refunds during the year ended December 31, 1999. Excluding the impact of the refund from both periods, total apartment expenses and net operating income for the year ended December 31, 1999 would have increased/(decreased) by 3.6% and (5.5%), respectively, from the same period last year. Average occupancy for the year ended December 31, 1999 decreased to 93%, compared to 95% for the same period in 1998. During the year ended December 31, 1999, the Partnership expended $163,000 on property improvements, including $97,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly higher spending levels on property improvements for 2000.

<PAGE 18>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Raven Hill

      Raven Hill's net operating income for the year ended December 31, 1999 increased by approximately 10.5% from the same period in 1998 due to a 5.8% increase in revenues offset by a 1.2% increase in apartment expenses. The increase in revenues is attributable to a 5.3% increase in rental income due to a stronger rental market. The increase in apartment expenses is primarily attributable to increases in operating and administrative expenses. Average occupancy for the year ended December 31, 1999 increased to 98% compared to 97% for the same period in 1998. During the year ended December 31, 1999, the Partnership expended $516,000 for property improvements of which $290,000 was capitalized for accounting purposes. Of the $290,000 of capitalized costs, approximately $196,000 was paid for major interior painting and carpeting of two of Raven Hills' four apartment buildings and $58,000 for asphalt. The Managing General Partner anticipates slightly lower spending levels on property improvements for 2000.

Shadow Oaks

      Shadow Oaks' net operating income for the year ended December 31, 1999 increased by 2.0% from the same period in 1998 due to a 1.8% increase in revenues offset by a 1.6% increase in apartment expenses. The increase in revenues was primarily attributable to a 2.5% increase in rental income. The increase in apartment expenses is primarily attributable to increases in maintenance and operating expenses. Average occupancy for the year ended December 31, 1999 decreased to 94%, compared to 97% for the same period in 1998. During the year ended December 31, 1999, the Partnership expended $181,000 on property improvements, including $68,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly higher spending levels on property improvements for 2000.

1998 versus 1997

Fairlane East

      Fairlane East's net operating income for the year ended December 31, 1998 increased by less than 1% from the same period in 1997 due to a 2.4% increase in revenues offset by a 5.8% increase in apartment expenses. The increase in revenues was primarily attributable to the property's ability to change its rent structure, adjusting rents on specific unit types, which resulted in higher gross rental revenue throughout 1998. The increase in apartment expenses is primarily attributable to increases in marketing expenses in response to lower than expected occupancy rates during the first half of 1998, and maintenance expenses associated with higher than expected unit turnover. Average occupancy in 1998 decreased to 95% from 96% in 1997. During 1998, the Partnership expended $348,000 on property improvements, including $218,000 of capitalizable expenditures. The Managing General Partner believes that apartment upgrades will be the focus for 1998 property improvements, including cabinetry replacements, to assist the property in competing in the local marketplace.

The Landings

      The Landings' net operating income for the year ended December 31, 1998 increased by 7.6% from the same period in 1997 due to a 4% increase in revenues and a less than 1% increase in apartment expenses. Total apartment expenses were mostly lower throughout 1998 primarily because of reductions in property taxes. In March 1998, the Partnership received a refund of real estate taxes in the amount of $38,000 due to tax overpayments in prior years. The refund, in turn, reduced the amount of property tax expenses and resulted in a significantly higher overall net operating income for the year ended. Average occupancy in 1998 increased to 95% from 91% in 1997. The increase in occupancy is primarily due to a slight decline in new home purchases which, in turn, led to an increase in overall occupancy levels. During 1998, the Partnership expended $213,000 on property improvements, including $113,000 of capitalizable expenditures. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1998, as compared to the year ended December 31, 1998.

<PAGE 19>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Raven Hill

      Raven Hill's net operating income for the year ended December 31, 1998 increased by 18% from the same period in 1997 due to a 4.2% increase in revenues and a 6.4% decrease in apartment expenses. The increase in revenues is primarily attributable to steady increases in per-unit rents along with lower than forecasted vacancy levels. The decrease in apartment expenses is primarily attributable to: (i) savings in utility costs due to better than average weather conditions, (ii) decreases in maintenance expenses due to payroll savings from having fewer maintenance workers, and (iii) a decrease in property taxes due to lower 1998 property tax assessments. Average occupancy for 1998 and for 1997 was 97%, respectively. The Partnership expended $483,000 for property improvements during 1998, including $372,000 of capitalizable expenditures. The Managing General Partner anticipates higher spending levels on property improvements in 1998, as compared to the year ended December 31, 1998.

Shadow Oaks

      Shadow Oaks' net operating income for the year ended December 31, 1998 increased by 3.5% from the same period in 1997 due to a 3.7% increase in revenues and a 3.8% increase in apartment expenses. The increase in revenue is due to increases in rent levels of certain units coupled with increased traffic caused by the completion of a road widening project near the property. The increase in apartment expenses is attributable to increases in administrative expenses and property taxes. The average occupancy in 1998 increased to 97%, compared to 95% in 1997. During 1998, the Partnership expended $278,000 on property improvements, including $216,000 of capitalizable expenditures. The Managing General Partner anticipates slightly lower spending levels on property improvements in 1998, as compared to the year ended December 31, 1998.

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

<PAGE 20>
-----------------------------------------------------------------

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

Consolidated Statements of Operations-Other Income and Deductions

      Other   income   was  $318,000,  $283,000,  and   $330,000,
respectively, for the years ended December 31, 1999, 1998 and 1997.

      The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $1,694,000, $1,727,000, and $1,758,000, respectively, and mortgage principal paid was $415,000, $385,000, and $356,000, respectively, for the years ended December 31, 1999, 1998 and 1997.

      Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $1,281,000, $1,250,000, and $1,171,000,
respectively. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $66,000, $98,000 and $98,000,
respectively.

     For the years ended December 31, 1999, 1998 and 1997, of the total property improvements in the aggregate amount of $1,241,000, $1,322,000, and $1,202,000, respectively, $504,000,
$403,000, and $278,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $737,000, $919,000, and $924,000, respectively, were capitalized for financial statement purposes.

      Interest income for the years ended December 31, 1999, 1998
and  1997  was $93,000, $72,000, and $76,000, respectively.   The
increase was primarily due to a increase in cash and cash equivalents during 1999, as compared to 1998 and 1997.

      ORP's administrative expenses for the years ended December 31, 1999, 1998 and 1997 were $170,000, $271,000, and $199,000, respectively. Administrative expenses in 1998 included legal fees associated with ORP,s securities filings and responses to a tender offer for assignee units made during 1998 by unaffiliated entities which legal fees did not occur in 1999.

      In the aggregate, the net income, after debt service, refurbishment expenses, and other deductions, reported by ORP for the year ended December 31, 1999 of $624,000 reflects an increase of $227,000, or 55%, from net income of $414,000 at December 31,
1998.   The  increase is primarily attributed to  improvement in
property operations and reduced 1999 administrative expenses.







































<PAGE 21>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

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


































<PAGE 22>
-----------------------------------------------------------------
Report of Independent Accountants
-----------------------------------------------------------------

To the Partners and Assignee Unit Holders of  Oxford  Residential
Properties I Limited Partnership:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's Managing General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










/s/ PricewaterhouseCoopers LLP
------------------------------
    PricewaterhouseCoopers LLP

Washington, D.C.
January 28, 2000













<PAGE 23>

---------------------------------------------------------------------

Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Balance Sheets (in thousands, except Assignee Unit data)
---------------------------------------------------------------------
December 31,                                    1999          1998
---------------------------------------------------------------------
Assets
Investment properties, at cost
   Land                                       $ 3,681       $ 3,681
   Buildings and improvements, net of
     accumulated depreciation
     of $17,361 and $16,077, respectively      19,864        20,411
---------------------------------------------------------------------
        Total Investment Properties            23,545        24,092
---------------------------------------------------------------------
Cash and cash equivalents                       1,322         1,288
Working capital reserve                            22            63
Tenant security deposits                          178           176
Deferred costs, net of amortization
of $2,657 and $2,591, respectively                260           326
Other assets                                    1,009           981
---------------------------------------------------------------------
                                                2,791         2,834
---------------------------------------------------------------------
        Total Assets                          $26,336       $26,926
=====================================================================
Liabilities and Partners' Capital
Liabilities
   Mortgage notes payable                     $20,341       $20,760
   Accounts payable and accrued expenses          380           382
   Distributions payable                          355           361
   Other liabilities                              871           712
   Tenant security deposits                       178           176
---------------------------------------------------------------------
        Total Liabilities                      22,125        22,391
---------------------------------------------------------------------
Commitments and contingencies (Notes 10 and 11)

Partners' Capital
   General Partners                            (1,011)       (1,024)
   Assignor Limited Partner                         1             1
   Assignee Unit Holders (25,714 Assignee
     Units issued and 23,667 outstanding
     for 1999; 24,091 outstanding for 1998)     5,221         5,558
---------------------------------------------------------------------
        Total Partners' Capital                 4,211         4,535
---------------------------------------------------------------------
Total Liabilities and Partners' Capital       $26,336       $26,926
=====================================================================
      The accompanying notes are an integral part of these
               consolidated financial statements.

<PAGE 24>
---------------------------------------------------------------------
Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net Income per Assignee Unit and Weighted average number of Assignee Units Outstanding)
---------------------------------------------------------------------

For the Years Ended December 31,         1999       1998       1997
---------------------------------------------------------------------
Apartment Revenues
  Rental income                         $7,738     $7,435     $7,131
  Other income                             318        283        330
---------------------------------------------------------------------
        Total Apartment Revenues         8,056      7,718      7,461
---------------------------------------------------------------------
Apartment Expenses
  Maintenance                            1,273      1,199      1,187
  Operating                                645        603        639
  Administrative                           525        469        441
  Property management fees                 396        383        373
  Property taxes                           839        839        875
  Marketing                                131        134        116
---------------------------------------------------------------------
        Total Apartment Expenses         3,809      3,627      3,631
---------------------------------------------------------------------
Net Operating Income                     4,247      4,091      3,830
---------------------------------------------------------------------
Other Deductions
  Interest expense                       1,694      1,727      1,758
  Depreciation and amortization          1,347      1,348      1,269
  Refurbishment expenses                   504        403        278
  Partnership administrative expenses      170        271        199
  Interest income                          (92)       (72)       (76)
 --------------------------------------------------------------------
        Total Other Deductions           3,623      3,677      3,428
---------------------------------------------------------------------
Net Income                              $  624     $  414     $  402
=====================================================================
Net Income  Allocated to Assignee
  Unit Holders                          $  611     $  406     $  394
=====================================================================
Net Income  per Assignee Unit           $25.63     $16.71     $16.03
=====================================================================
Weighted Average Number of Assignee
Units Outstanding                       23,850     24,281     24,582
=====================================================================
      The accompanying notes are an integral part of these
               consolidated financial statements.

<PAGE 25>
---------------------------------------------------------------------
Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)

                                    Limited Partners'
                                        Interest
                                    ------------------
                                Assignee   Assignor
For the Years Ended December      Unit     Limited   General
31, 1999, 1998 and 1997         Holders    Partner   Partner  Total
---------------------------------------------------------------------
Balance, January 1, 1997        $6,195       $1    $ (1,040) $ 5,156
---------------------------------------------------------------------
Net income                         394       0            8      402
Distributions to Assignee
  Unit Holders                    (489)      0            0     (489)
Redemptions of Assignee Units     (110)      0            0     (110)
---------------------------------------------------------------------
Balance, December 31, 1997      $5,990      $1      $(1,032)  $4,959
---------------------------------------------------------------------
Net income                         406       0            8      414
Distributions to Assignee
  Unit Holders                    (726)      0            0     (726)
Redemptions of Assignee Units     (112)      0            0     (112)
---------------------------------------------------------------------
Balance, December 31, 1998      $5,558      $1      $(1,024)  $4,535
---------------------------------------------------------------------
Net income                         611       0           13      624
Distributions to Assignee
  Unit Holders                    (712)      0            0     (712)
Redemptions of Assignee Units     (236)      0            0     (236)
---------------------------------------------------------------------
Balance, December 31, 1999      $5,221      $1      $(1,011)  $4,211
=====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 26>
---------------------------------------------------------------------
Oxford Residential Properties I Limited Partnership and Subsidiaries
---------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
---------------------------------------------------------------------

For the Years Ended December 31,           1999      1998       1997
---------------------------------------------------------------------
Operating Activities
    Net Income                           $   624   $   414   $   402
    Adjustments to reconcile net
      income to net cash provided
       by operating activities:
     Depreciation and amortization         1,347     1,348     1,269
Changes in assets and liabilities
     Tenant security deposits liability        2        13        28
     Tenant security deposits                 (2)      (13)      (28)
     Other assets                            (28)       47       (55)
     Accounts payable and accrued expenses    (2)      (89)       (1)
     Other liabilities                       159       152       149
---------------------------------------------------------------------
Net cash provided by operating activities  2,100     1,872     1,764
---------------------------------------------------------------------
Investing activities
    Working capital reserve                   41       372        19
    Additions to investment properties      (737)     (919)     (924)
---------------------------------------------------------------------
Net cash used in investing activities       (696)     (547)     (905)
---------------------------------------------------------------------
Financing activities
    Distributions paid                      (719)     (608)     (431)
    Mortgage principal paid                 (415)     (385)     (356)
    Redemption of Assignee Units            (236)     (112)     (110)
---------------------------------------------------------------------
Net cash used in financing activities     (1,370)   (1,105)     (897)
---------------------------------------------------------------------
Net (decrease) increase in cash
    and cash equivalents                      34       220       (38)
Cash and cash equivalents,
    beginning of year                      1,288     1,068     1,106
---------------------------------------------------------------------
Cash and cash equivalents, end of year    $1,322    $1,288    $1,068
=====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 27>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Partnership Organization

      Oxford Residential Properties I Limited Partnership ("ORP") or the "Partnership") is a Maryland limited partnership formed on January 19, 1984, to acquire, own and operate residential properties. The Partnership began operations in September 1984 and will continue until December 31, 2027, unless terminated earlier under the provisions of the Partnership Agreement.

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

      The Partnership sold $25,714,000 in Assignee Unit interests in a public offering that concluded in October 1985. There is currently no established public market in which the Assignee Units are traded. During the period from July 1995 through December 31, 1999, ORP purchased, in the aggregate, 2,047 Assignee Units.

      Effective January 12, 1994, the Partnership completed the refinancing of all debt collateralized by three of its properties, as well as the placement of a new loan collateralized by the fourth property. To use this financing program, the Partnership was required to modify its ownership structure in certain respects. Accordingly, the Partnership transferred its ownership interests in the properties to four new entities: (i) ORP One L.L.C. (Fairlane East), (ii) ORP Two L.L.C. (The Landings), (iii) ORP Three L.L.C. (Raven Hill), and (iv) ORP Four Limited Partnership (Shadow Oaks). In the case of Shadow Oaks, a limited partnership was used because, under applicable Florida law in effect at the time, limited liability companies were taxed as corporations rather than partnerships. The Partnership effectively holds all of the ownership interests of each of these entities. The Partnership holds a direct 99% interest in each new entity, and the remaining 1% interest is held by one of four new corporations: (i) ORP Corporation I; (ii) ORP Corporation II;
(iii) ORP Corporation III; and (iv) ORP Corporation IV. The Partnership owns all of the stock of these new corporations.

Note 2.  Significant Accounting Policies

       Basis   of   presentation.   The  consolidated   financial
statements  include  the  accounts of  the  Partnership  and  its
subsidiaries.    All   significant  intercompany   balances   and
transactions have been eliminated.

       Method  of  accounting.   The  Partnership's  consolidated
financial statements are prepared on the accrual basis in accordance with generally accepted accounting principles.

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

      Statements of cash flows. Since the consolidated statements of cash flows are intended to reflect only cash receipts and cash payment activity, the statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This noncash activity consists of distributions payable of $355,000, $361,000, and $243,000 at December 31, 1999, 1998 and 1997,
respectively.

      Interest on mortgage loans paid in 1999, 1998 and 1997 was $1,694,000, $1,727,000, and $1,758,000, respectively.

      Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and government money market funds stated at cost, which approximates market value, with original maturities of three months or less at the date of purchase.

Note 3.  Working Capital Reserve

      Working Capital Reserve. The Partnership established an initial working capital reserve in the amount of $1,286,000 in 1985 from net offering proceeds received in excess of investment properties acquired. Funds in the reserve, which are invested in United States Treasury Bills, are stated at cost, which approximates market value. The Partnership Agreement permits additions to the reserve of such amounts derived from the operations of residential properties as deemed advisable by the Managing General Partner. All funds held in the working capital reserve are available to fund renovations and repairs, operating deficits, and other contingencies of the residential properties. Funds held in the working capital reserve also can be used to supplement distributions to the Assignee Unit Holders. The balance of the working capital reserve at December 31, 1999 was $22,000.

<PAGE 29>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 4.  Investment Properties

Information regarding the four investment properties is listed below.

-----------------------------------------------------------------
Schedule of Carrying Values (in thousands)
-----------------------------------------------------------------
                           Date of    Purchase   Carrying  No. of
Property                 Acquisition   Price      Values    Units
-----------------------------------------------------------------
Fairlane East
Dearborn, Michigan        12/23/85    $12,100    $  8,688    244

The Landings
Indianapolis, Indiana     10/31/84      4,050       3,004    150

Raven Hill
Burnsville, Minnesota     12/24/86     12,159       7,052    304

Shadow Oaks
Tampa, Florida            02/07/85      7,138       4,801    200
                                      --------------------------
                                      $35,447     $23,545    898
================================================================
Reconciliation of Real Estate (in thousands)
----------------------------------------------------------------
For the Years Ended December 31,       1999      1998     1997
----------------------------------------------------------------
Balance, beginning of period         $40,169   $39,250  $38,326

Capitalized Improvements                 737       919      924
                                     ---------------------------
Balance, end of period               $40,906   $40,169  $39,250
================================================================
Reconciliation of Accumulated Depreciation (in thousands)
----------------------------------------------------------------
For the Years Ended December 31,       1999      1998     1997

Balance, beginning of period         $16,077   $14,827  $13,656

Depreciation expense for period        1,284     1,250    1,171
                                     ---------------------------
Balance, end of period               $17,361   $16,077  $14,827
================================================================

<PAGE 30>
----------------------------------------------------------------
Notes to Consolidated Financial Statements
----------------------------------------------------------------

Note 4.  Investment Properties (continued)

For the Year Ended December 31, 1999 (in thousands)

                                     Initial Costs                      Gross Amount Carried at
                                     To Partnership        Costs           Close of Period<F1>
                                  --------------------- Capitalized    --------------------------
                                         Buildings &    Subsequent            Building &           Accumulated Date of  Date Depr.
Description         Encumbrances  Land  Improvements  To Acquisiton<F2>Land Improvements<F3> Total Depreciation Const.Acquired Life
-----------------------------------------------------------------------------------------------------------------------------------

Fairlane East Apts.  $9,347      $1,251   $11,159        $ 2,408      $1,251  $13,848     $15,099  $  6,411    1973   12/23/85 5-25
Dearborn, Michigan
(244 units-garden
apartments)

The Landings          3,081         552     3,594          1,007         562    4,687       5,249     2,245    1974   10/31/84 5-25
Indianapolis, Indiana
(150 units-garden
apartments)

Raven Hill Apts.      4,707         909    11,603           (549)<F4>    909   11,346      12,255     5,203    1971   12/24/86 5-25
Burnsville, Minnesota
(304 units-garden
apartments)

Shadow Oaks Apts.     3,206         962     6,636            638         959    7,344       8,303     3,502    1984   02/07/85 5-25
Tampa, Florida
(200 units-garden
apartments)
                    ----------------------------------------------------------------------------------------------
TOTAL               $20,341      $3,674   $32,992        $ 3,504      $3,681  $37,225     $40,906   $17,361
                    ==============================================================================================

<F1> No material intercompany profits are included in the carrying value of real estate apartment properties.
<F2> Net of seller guarantee payments.
<F3> The aggregate cost for federal income tax purposes is $44,009,000.
<F4> Includes a reduction in carrying value of $2,840,000 recorded in 1991.


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

Note 6.  Mortgage Notes Payable

         Effective January 12, 1994, separate mortgage loans were made to each of the four new ownership entities in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of December 31, 1999, the total outstanding balance of the four mortgage notes payable was $20,341,000. The properties are in compliance with their respective loan agreements as of December 31, 1999.

The individual outstanding mortgage notes payable as of  December
31, 1999 and monthly debt service are as follows:

-----------------------------------------------------------------

Property Collateralizing Debt        Outstanding     Monthly
(in thousands)                         Mortgage   Debt Service<F1>
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan      $ 9,347         $ 81
The Landings, Indianapolis, Indiana      3,081           26
Raven Hill, Burnsville, Minnesota        4,707           41
Shadow Oaks, Tampa, Florida              3,206           28
-----------------------------------------------------------------
                                       $20,341         $176
=================================================================

<F1> Includes principal and interest.

Principal amortization (in thousands) over the next five years is as follows:

             Year                 Amortization
             ----                 ------------
             2000                     $455
             2001                     $493
             2002                     $536
             2003                     $582
             2004 (maturity)       $18,275

<PAGE 33>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

     The mortgage notes require the establishment and maintenance of escrow subaccounts for each property. These subaccounts are the Basic Carrying Costs Subaccount, the Debt Service Payment Subaccount, the Recurring Replacement Reserve Subaccount, the Operations and Maintenance Expense Subaccount, the Liquidity Reserve Subaccount, and the Curtailment Reserve Subaccount. The Basic Carrying Costs Subaccount and Liquidity Reserve Subaccount were initially funded in full out of loan proceeds for all properties at the mortgage closing. A temporary Engineering/Capital Replacement Reserve Subaccount was also established at closing for all properties, except Shadow Oaks, to pay for necessary capital improvements identified during the lender's due diligence review of the properties. The permanent subaccounts, except the Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount, will hereafter be directly funded and maintained monthly, as needed, from property income (except security deposits), in accordance with formulas established in the loan agreement and based on expenditures required in the following month. The Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount would be established if the borrowers have not provided a written commitment for the refinancing of the existing loans on or before six months prior to the maturity dates of the existing loans. The subaccounts will be funded monthly in the order listed above, except for certain changes that may occur in the year prior to maturity of the respective loans. Excess income from each property is distributed to the applicable borrower after all subaccounts that must be funded at that time have been fully funded in the given month, according to the terms of the Loan Agreement. As of December 31, 1999, the escrow subaccounts total $722,000 and are included in Other Assets in the accompanying Consolidated Balance Sheets.

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

      Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership which were not covered separately by fees. Total reimbursements to this affiliate for the years ended December 31, 1999, 1998 and 1997 were $82,000, $116,000, and $65,000, respectively, for administrative and accounting related costs.

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

     An affiliate of ORP and its managing general partner, Oxford
Residential Properties I Corporation ("Managing General Partner") owns approximately 21.1% of the outstanding Assignee Units.

<PAGE 34>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 8.  Other Liabilities

     Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $159,000, $153,000, and $149,000 for the years ended December 31, 1999, 1998 and 1997, respectively, have been deferred and the total amount deferred at December 31, 1999 was $871,000.

Note 9.  Taxable Loss

     A reconciliation of the major differences between net income for the consolidated financial statements and net loss for tax purposes is as follows:

-----------------------------------------------------------------
                    (in thousands, except for Assignee Unit data)
December 31,                        1999       1998         1997
-----------------------------------------------------------------
Net Income per consolidated
  financial statements            $  624     $  414      $   402
Excess tax depreciation             (527)      (453)        (518)
-----------------------------------------------------------------
Net income (loss) for tax
  reporting purposes              $   97     $  (39)      $ (116)
=================================================================
Per  Weighted  Average  Assignee Unit:
Net income per consolidated
  financial statements            $25.63     $16.71       $16.03
Excess tax depreciation           (21.55)    (18.27)      (20.65)
-----------------------------------------------------------------
Net income (loss) for tax
reporting purposes                $ 4.08     $(1.56)      $(4.62)
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

Note 11.  Subsequent Events

       On   February  28,  2000,  ORP  made  a  semi-annual  cash
distribution  of  approximately $355,005 or $15.00  per  Assignee
Unit to Assignee Unit Holders of record as of December 31, 1999.

<PAGE 35>
-----------------------------------------------------------------
Distribution Information
-----------------------------------------------------------------

The following table sets forth, on a semiannual basis, all distributions declared since inception of the Partnership.

                                           Amount Distributed<F1>
-----------------------------------------------------------------
Six months ended <F1>          Assignee      Per
                                 Units     Assignee
                              Outstanding    Unit    Investors<F2>
-----------------------------------------------------------------
1999
       December 31, 1999         23,667     $15.00    $  355,005
       June 30, 1999             23,818     $15.00    $  357,270
-----------------------------------------------------------------
1998
       December 31, 1998         24,091     $15.00    $  361,365
       June 30, 1998             24,325     $15.00    $  364,875
-----------------------------------------------------------------
1997
       December 31, 1997         24,325     $10.00    $  243,250
       June 30, 1997             24,657     $10.00    $  246,570
-----------------------------------------------------------------
1996
       December 31, 1996         24,657     $ 7.50    $  184,928
       June 30, 1996             24,946     $ 7.50    $  187,095
-----------------------------------------------------------------
1995
       For the year ended        25,450     $12.50    $  317,465
-----------------------------------------------------------------
1994
       For the year ended        25,714     $10.00    $  257,140
-----------------------------------------------------------------
1993
       For the year ended        25,714     $10.00    $  257,140
-----------------------------------------------------------------
1992
       For the year ended        25,714     $ N/A     $    N/A
-----------------------------------------------------------------
1991
       For the year ended        25,714     $ N/A     $    N/A
-----------------------------------------------------------------
1990
       For the year ended        25,714     $10.00    $  257,140
-----------------------------------------------------------------
1989
       For the year ended        25,714     $15.00    $  385,710
-----------------------------------------------------------------
1988
       For the year ended        25,714     $25.00    $  642,849
-----------------------------------------------------------------
1987
       For the year ended        25,714     $44.72    $1,150,012
-----------------------------------------------------------------
1986
       For the year ended        25,714     $45.76    $1,176,612
-----------------------------------------------------------------
1985
       December 31, 1985 <F3>    25,714     $12.93    $  332,381
-----------------------------------------------------------------
Total                                       $280.91   $7,076,807
=================================================================

<F1> Distributions in  all  cases  were   paid in the second month
     following the six-month period to which the distribution relates.
<F2> The aggregate amount distributed to Investors since inception is approximately $7,076,807, or approximately 28%, of their original investment.
<F3> Assumes Investors were admitted in July 1985.

















<PAGE 36>
-----------------------------------------------------------------
General Partnership Information
-----------------------------------------------------------------

Advisor
Merrill Lynch, Hubbard Inc.
New York, New York

Selling Agent
Merrill Lynch, Pierce, Fenner & Smith, Incorporated
New York, New York

Legal Counsel
Shaw, Pittman, Potts & Trowbridge
Washington, D.C.

Independent Accountants
PricewaterhouseCoopers LLP
Washington, D.C.

Transfer Agent and Registrar
MMS Escrow & Transfer Agency, Inc.
P.O. Box 7090
Troy, Michigan 48007-9921
Managing General Partner
Oxford Residential Properties I Corporation
7200 Wisconsin Avenue, 11th Floor
Bethesda, Maryland 20814

The Annual Report on Form 10-K for the  Year  Ended  December 31,
1999, filed with Securities and Exchange Commission,is available to Assignee Unit Holders and may be obtained by writing:

     Investor Services
     Oxford Residential Properties I Limited Partnership
     P.O. Box 7090
     Troy, Michigan  48007-9921
     (248) 614-4550






















<PAGE 37>
-----------------------------------------------------------------

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

  The  Annual Report on Form 10-K for the year ended December 31,
  1999, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:

                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550
-----------------------------------------------------------------