Form 10-Q
period 2000-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2000-05-04
CIK 744786

=================================================================
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------    THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------    THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
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

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.
   A discussion of ORP's financial condition and results of operations for the three-month period ended March 31, 2000, is incorporated herein by reference to sequentially numbered pages 6 through 9 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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

     Oxford  Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated March 31, 2000, follows on sequentially numbered pages 5 through 17 of this report.

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

              Oxford Residential Properties I Limited Partnership

              By:  Oxford Residential Properties I Corporation
                   Managing General Partner of the registrant


Date: 5/4/00  By:  /s/ Richard R. Singleton
      ------       ----------------------------------------------
                   Richard R. Singleton
                   Senior Vice President and
                   Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 5/4/00  By:  /s/ Leo E. Zickler
      ------       ----------------------------------------------
                   Leo E. Zickler
                   Chairman of the Board of Directors and
                   Chief Executive Officer


Date: 5/4/00  By:  /s/ Francis P. Lavin
      ------       ----------------------------------------------
                   Francis P. Lavin
                   President
















<PAGE 5>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                         March 31, 2000





















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


<PAGE 6>

-----------------------------------------------------------------
Report to Management
-----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of March 31, 2000, and its consolidated results of operations and cash flows for the quarter ended March 31, 2000. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   On behalf of the Partnership, Oxford Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units at such prices as may be set by the Managing General Partner from time to time. The prices that will be paid will be established by reference to prevailing secondary market prices that will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by the Partnership. Since July 1995 and through March 31, 2000 ORP has purchased, in the aggregate, 2,110 Assignee Units for approximately $843,000.

Liquidity and Capital Resources

   Current Position. At March 31, 2000, ORP held $1,332,000 in cash and cash equivalents, compared to $1,322,000 at December 31, 1999. The increase of $10,000 represents the amount by which the properties' net operating incomes after debt service, refurbishment expenses, and capitalized improvements exceeds the sum of the following: (i) distributions made on March 1, 2000 to Partners of record as of December 31, 1999 totaling approximately $355,000, (ii) the purchase of Assignee Units totaling approximately $34,000, and (iii) the payment of Partnership administrative expenses during the quarter ended March 31, 2000 totaling $45,000.

   Other Assets shown on the accompanying consolidated Balance Sheet increased by $197,000 to $1,206,000 at March 31, 2000, from $1,009,000 at December 31, 1999. The increase in Other Assets is primarily a result of an increase in prepaid property insurance, property tax escrow subaccounts and the replacement reserve account. Other Assets include primarily a Liquidity Reserve
Subaccount  (for  debt service), a Recurring Replacement  Reserve
Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling approximately $894,000 at March 31, 2000. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $258,000 and $266,000 at March 31, 2000, respectively, are also included in Other Assets.

    Unamortized  deferred  costs  relating  to  organization  and refinancing costs (discussed in prior reports) at March 31,  2000 were $243,000, compared to $260,000 at December 31, 1999. These costs are being amortized over the term of the mortgages.

  Accounts payable and accrued expenses shown on the consolidated
Balance  Sheet  were $464,000 at March 31, 2000  and  $380,00  at
December 31, 1999.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $102,000 were made for the quarter ended March 31, 2000, compared to $234,000 for the same period in 1999. Of the $102,000 of property improvements, $76,000 was capitalized for financial statement purposes for the quarter ended March 31, 2000, compared to $176,000 of the $234,000 of property improvements for the same period in 1999.

<PAGE 7>
-----------------------------------------------------------------
Report to Management
-----------------------------------------------------------------

  Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of March 31, 2000 and December 31, 1999, deferred property management fees to NHP amounted to $911,000 and $871,000, respectively.

Results of Operations

    The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, is as follows:

-----------------------------------------------------------------
                                           (in thousands)
Property                             Three months ended March 31,
                                     ----------------------------
                                        2000            1999
-----------------------------------------------------------------
Fairlane East, Dearborn, MI          $   465         $   445
The Landings, Indianapolis, IN           127             136
Raven Hill, Burnsville, MN               376             347
Shadow Oaks, Tampa, FL                   139             138
-----------------------------------------------------------------
Total Net Operating Income           $ 1,107         $ 1,066
=================================================================

                Three months ended March 31, 2000
            versus three months ended March 31, 1999

    In the aggregate, the net operating income of the properties, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the quarter ended March 31, 2000, increased by 3.9% compared to the quarter ended March 31, 1999. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended March 31, 2000 and 1999.

Fairlane East

    Fairlane East's net operating income for the quarter ended March 31, 2000 increased by 4.5% from the same period in 1999 due to a 6.6% decrease in apartment expenses. The property's apartment expense decrease is primarily attributable to a decrease in maintenance expenses, specifically, snow removal expenses. Average occupancy for the quarter ended March 31, 2000 decreased to 92%, compared to 96% for the same period in 1999. This temporary decline in occupancy is attributable to new rental competition beginning in the fourth quarter of 1999 offering rent-up discounts. The weighted average rent collected for the quarter ended March 31, 2000 increased to $1,050, compared to $1,010 for the same period in 1999. During the three-month period ended March 31, 2000, the Partnership expended $31,000 on property improvements, including $17,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly higher spending levels on property improvements for the remainder of 2000, as compared to the year ended December 31, 1999, to improve its competitive position.

The Landings

   The Landings' net operating income for the quarter ended March 31, 2000 decreased by 6.6% from the same period in 1999 due to a 7.4% decrease in revenues offset by nearly an 8.5% decrease in apartment expenses. Average occupancy for the quarter ended March 31, 2000 decreased to 87%, compared to 93% for the same period in 1999. This decline in occupancy and decrease in rental income is due primarily new rental competition in the first quarter of 2000 in addition to generally soft rental market conditions in the Indianapolis area. The weighted average rent collected for the month ended March 31, 2000 increased slightly to $634, compared to $631 for the same period in 1999. During the three-month period ended March 31, 2000, the Partnership expended $12,000 on property improvements, including $10,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly higher spending levels on property improvements for the remainder of 2000, as compared to the year ended December 31, 1999.

<PAGE 8>

-----------------------------------------------------------------
Report to Management
-----------------------------------------------------------------

Raven Hill

    Raven Hill's net operating income for the quarter ended March 31, 2000 increased by approximately 8.4% from the same period in 1999 due to a 6.6% increase in revenues offset by a 4.9% increase in apartment expenses. The increase in revenues is primarily attributable to an increase in rental income. Average occupancy for the quarter ended March 31, 2000 increased to 98%, compared to 97% for the same period in 1999. The weighted average rent collected for the month ended March 31, 2000 increased by 4.3% to $779, compared to $747 for the same period in 1999. During the three-month period ended March 31, 2000, the Partnership expended $26,000 for property improvements, including $22,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements for the remainder of 2000, as compared to the year ended December 31, 1999.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended March 31, 2000 increased by less than 1% from the same period in 1999 due to a 2.6% increase in revenues offset by a 4.2% increase in apartment expenses. Average occupancy for the quarter ended March 31, 2000 decreased to 94%, compared to 95% for the same period in 1999. The weighted average rent collected for the month ended March 31, 2000 increased by 4.9% to $512, compared to $488 for the same period in 1999. During the three-month period ended March 31, 2000, the Partnership expended $33,000 on property improvements, including $28,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly higher spending levels on property improvements for the remainder of 2000, as compared to the year ended December 31, 1999.

Consolidated Statements of Operations-Other Income and Deductions

   For the three-month period ended March 31, 2000, ORP's net income increased by approximately 19% compared to the prior year comparative period due to a 1.7% increase in revenues and approximately a 1% decrease in total expenses. Interest income for the three-month periods ended March 31, 2000 and 1999 was $18,000 and $19,000, respectively. Other income was $66,000 and $61,000, respectively, for the three-month periods ended March 31, 2000 and 1999. The increase was primarily due to increased rental income.

  ORP's administrative expenses for the three-month periods ended
March 31, 2000 and 1999 were $45,000 and $24,000, respectively.

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $418,000 and $427,000, respectively, and principal paid was $110,000 and $102,000 for the three-month periods ended March 31, 2000 and 1999, respectively.

   Depreciation expense for the three-month periods  ended  March
31,  2000  and  1999  was  $310,000 and  $299,000,  respectively.
Amortization expense for the three-month periods ended March 31, 2000 and 1999 was $17,000 and $17,000, respectively.

   For the three-month periods ended March 31, 2000 and 1999, of the total property improvements in the aggregate amounts of $102,000 and $234,000, respectively, $26,000 and $58,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $76,000 and $176,000, respectively, were capitalized for financial statement purposes.

<PAGE 9>

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

<PAGE 10>

--------------------------------------------------------------------------------------------------------------------------

Average Occupancy
-------------------------------------------------------------------------------------------
The average occupancy for each of the four investment properties is shown in the following chart:
                                                     For the Quarter Ended
Property/                Acquisition   -----------------------------------------------------
Location                     Date
____________________________________________________________________________________________
                                        3/31/99    6/30/99   9/30/99   12/31/99   3/31/00
--------------------------------------------------------------------------------------------
Fairlane East              12/23/85        96%       97%       98%        94%       92%
Dearborn, Michigan
The Landings               10/31/84        93%       96%       93%        88%       87%
Indianapolis, Indiana
Raven Hill                 12/24/86        97%       98%       98%        98%       98%
Burnsville, Minnesota
Shadow Oaks                 2/07/85        95%       94%       95%        92%       94%
Tampa, Florida
--------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                       2000 Operating Results through 3/31/00 (in thousands)
                                       --------------------------------------------------------------------------------------
                             Average Rent Collected<F1>                             NOI
                             --------------------------                       Before Property                     NOI
Property/            No. of      March       March      Apartment  Apartment   Improvements      Property<F2>    Before
Location              Units      2000        1999        Revenues  Expenses   & Debt Service   Improvements  Debt Service<F3>
----------------------------------------------------------------------------------------------------------------------------
Fairlane East          244      $1,050      $1,025        $  730     $ 265        $  465          $  31        $  434
Dearborn, Michigan
The Landings           150         634         629           252       125           127             12           115
Indianapolis, Indiana
Raven Hill             304         779         749           726       350           376             26           350
Burnsville, Minnesota
Shadow Oaks            200         512         482           305       166           139             33           106
Tampa, Florida
----------------------------------------------------------------------------------------------------------------------------
 Total                 898                                $2,013     $ 906        $1,107          $ 102        $1,005
============================================================================================================================

<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents  total  property  improvement  costs,  including  capitalized costs totaling $76,000 incurred during the quarter ended March 31, 2000.
<F3> The total of $1,005,000 is $173,000 (20.8%) higher than the comparable total for the quarter ending March 31, 1999.


<PAGE 11>

Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)

                                   March 31, 2000  December 31, 1999
                                     (Unaudited)
--------------------------------------------------------------------
Assets
Investment properties, at cost
 Land                                 $  3,681          $  3,681
 Buildings and improvements, net
  of accumulated depreciation
  of $17,672 and $17,361,
  respectively                          19,630            19,864
--------------------------------------------------------------------
  Total Investment Properties           23,311            23,545
--------------------------------------------------------------------
Cash and cash equivalents                1,332             1,322
Working capital reserve                      0                22
Tenant security deposits                   197               178
Deferred costs, net of amortization
 of $2,671 and $2,657, respectively        243               260
Other assets                             1,206             1,009
--------------------------------------------------------------------
                                         2,978             2,791
--------------------------------------------------------------------
  Total Assets                         $26,289           $26,336
====================================================================
Liabilities and Partners' Capital
  Liabilities
 Mortgage notes payable                $20,231           $20,341
 Accounts payable and
  accrued expenses                         464               380
  Distributions payable                      0               355
 Other liabilities                         911               871
 Tenant security deposits                  197               178
--------------------------------------------------------------------
  Total Liabilities                     21,803            22,125
--------------------------------------------------------------------
Partners' Capital
 General Partners                       (1,005)           (1,011)
 Assignor Limited Partner                    1                 1
 Assignee Unit Holders (25,714
  Assignee Units issued and 23,604
  outstanding for March 31, 2000;
  23,667 outstanding for
  December 31, 1999)                     5,490             5,221
--------------------------------------------------------------------
  Total Partners' Capital                4,486             4,211
--------------------------------------------------------------------
  Total Liabilities and
   Partners' Capital                   $26,289           $26,336
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
--------------------------------------------------------------------

                                     Three months ended March 31,
                                     ----------------------------
                                         2000            1999
--------------------------------------------------------------------
Apartment Revenues
 Rental income                       $  1,947         $  1,918
  Other income                             66               61
--------------------------------------------------------------------
  Total Apartment Revenues              2,013            1,979
--------------------------------------------------------------------

Apartment Expenses
  Maintenance                             273              279
  Operating                               203              184
  Administrative                          125              119
  Property management fees                 99               97
  Property taxes                          176              202
  Marketing                                30               32
--------------------------------------------------------------------
 Total Apartment Expenses                 906              913
--------------------------------------------------------------------
Net Operating Income                    1,107            1,066
--------------------------------------------------------------------
Other Deductions
  Interest expense                        418              427
  Depreciation and amortization           327              316
  Refurbishment expenses                   26               58
  Interest income                         (18)             (19)
  Partnership administrative expenses      45               24
--------------------------------------------------------------------
  Total Other Deductions             $    798         $    806
--------------------------------------------------------------------
Net Income                           $    309         $    260
====================================================================
Net Income Allocated to Assignee
 Unit Holders                        $    303         $    255
====================================================================
Net Income per Assignee Unit         $  12.80         $  10.60
====================================================================
Weighted average number of
  Assignee Units Outstanding           23,639           24,063
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


<PAGE 13>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
--------------------------------------------------------------------

                              For the period ended March 31, 2000
                              -----------------------------------
                                 Limited Partners'
                                    Interests
                               --------------------
                               Assignee    Assignor
                                 Unit      Limited  General
                               Holders     Partner  Partners  Total
--------------------------------------------------------------------
Balance, December 31, 1999    $5,221         $1    $(1,011)  $4,211
--------------------------------------------------------------------

Net income, March 31, 2000       303          0          6      309

Purchase of Assignee Units       (34)         0          0      (34)

--------------------------------------------------------------------
Balance, March 31, 2000       $5,490         $1    $(1,005)  $4,486
    (Unaudited)
====================================================================

       The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 14>
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
--------------------------------------------------------------------

                                       Three months ended March 31,
                                     -------------------------------
                                              2000         1999
--------------------------------------------------------------------
Operating activities
 Net income                                $   309      $   260
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             327          316
 Changes in assets and liabilities:
   Tenant security deposits liability           19            2
   Tenant security deposits                    (19)          (2)
   Other assets                               (197)        (241)
   Accounts payable and accrued expenses        84          149
   Other liabilities                            40           39
--------------------------------------------------------------------
Net cash provided by operating activities      563          523
--------------------------------------------------------------------
Investing activities
 Working capital reserve                        22         (391)
 Additions to investment properties            (76)        (176)
--------------------------------------------------------------------
Net cash provided by (used in) investing
 activities                                    (54)        (567)
--------------------------------------------------------------------
Financing activities
 Distributions paid                           (355)        (361)
Mortgage principal paid                       (110)        (102)
 Purchase of Assignee Units                    (34)         (62)
--------------------------------------------------------------------
Net cash used in financing activities         (499)        (525)
--------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                               10         (569)
Cash and cash equivalents, beginning
 of period                                   1,322        1,288
--------------------------------------------------------------------
Cash and cash equivalents, end
 of period                                 $ 1,332       $  719
====================================================================
     The accompanying notes are an integral part of these
            consolidated financial statements.


<PAGE 15>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999, the Consolidated Statements of Operations for the three-month periods ended March 31, 2000 and 1999, the Consolidated Statement of Partners' Capital as of March 31, 2000, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1999.

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

Note 2.  Transactions with Affiliates.

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.
   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the three-month period ended March 31, 2000, were approximately $18,000 for administrative and accounting-related costs, compared to $23,000 for the same period in 1999.

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

Note 3.  Other Liabilities

   Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $40,000 and $39,000 for the three-month periods ended March 31, 2000 and 1999, respectively, have been deferred.

Note 4.  Mortgage Notes Payable.

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of March 31, 2000, the total outstanding balance of the four mortgage notes payable was $20,231,000. The properties are in compliance with their respective debt service agreements as of March 31, 2000.

<PAGE 16>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

The individual outstanding mortgage notes payable as of March 31, 2000, and monthly debt service are as follows:

-----------------------------------------------------------------
Property Collateralizing Debt      Outstanding      Monthly
(in thousands)                      Mortgage     Debt Service<F1>
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan   $  9,296          $  81
The Landings, Indianapolis, Indiana    3,064             26
Raven Hill, Burnsville, Minnesota      4,682             41
Shadow Oaks, Tampa, Florida            3,189             28
-----------------------------------------------------------------
                                    $ 20,231          $ 176
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

  The  Quarterly Report on Form 10-Q for the quarter ended  March
  31, 2000, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550