Form 10-Q
period 2000-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2000-08-14
CIK 744786

==============================================================

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
_______    THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
______     THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  / X/      NO  / / .

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

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.
   A discussion of ORP's financial condition and results of operations for the six-month period ended June 30, 2000, is incorporated herein by reference to sequentially numbered pages 6 through 10 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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

Item 3.   Defaults Upon Senior Securities.
  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
   None.

Item 5.   Other Information.
   None.

Item 6.    Exhibits and Reports on Form 8-K.
   (a) Exhibits.

  For a list of Exhibits as required by Item 601 of Regulation S-
K, see Exhibit Index on page 3 of this report.

   (b) Reports on Form 8-K

      A  report  on  Form  8-K was filed with  the  Securities  &
      Exchange Commission on July 13, 2000 regarding certain contractual arrangements that could result in a change in control of the Registrant.



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

     Oxford  Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated June 30, 2000, follows on sequentially numbered pages 5 through 18 of this report.

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

              Oxford Residential Properties I Limited Partnership

              By:  Oxford Residential Properties I Corporation
                   Managing General Partner of the registrant


Date: 8/14/00 By:  /s/ Richard R. Singleton
      -------     -----------------------------------------------
                  Richard R. Singleton
                  Senior Vice President and
                  Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 8/14/00 By: /s/ Leo E. Zickler
      -------     -----------------------------------------------
                  Leo E. Zickler
                  Chairman of the Board of Directors and
                  Chief Executive Officer



Date: 8/14/00 By: /s/ Francis P. Lavin
      -------     -----------------------------------------------
                  Francis P. Lavin
                  President


















<PAGE 5>

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                          June 30, 2000





















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

<PAGE 6>

-----------------------------------------------------------------
Report to Management
-----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of June 30, 2000, and its consolidated results of operations for the three- and six-month periods ended June 30, 2000, and its cash flows for the six-month period ended June 30, 2000. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments
    On behalf of the Partnership, Oxford Residential Properties I Corporation ("Managing General Partner"), will consider offers made by Assignee Unitholders who wish to sell their Assignee Units at such prices as may be set by the Managing General Partner from time to time. The prices that will be paid will be established by reference to prevailing secondary market prices, however, it will be determined solely by the Managing General Partner. This is neither an offer to purchase nor a solicitation of an offer to sell by the Partnership. Since July 1995 and through June 30, 2000, ORP has purchased, in the aggregate, 2,156 Assignee Units for approximately $868,000.

Liquidity and Capital Resources
   Current Position. At June 30, 2000, ORP held $1,723,000 in cash and cash equivalents and the working capital reserve, compared to $1,344,000 at December 31, 1999, representing an increase of approximately 28%. The increase of $379,000 is primarily attributable to the properties' net operating incomes after debt service, refurbishment expenses, and capitalized improvements offset by the sum of the following: (i) distributions made on February 28, 2000 to Partners of record as of December 31, 1999 totaling approximately $355,000, (ii) the purchase of Assignee Units totaling approximately $60,000, and
(iii) the payment of Partnership administrative expenses during the six-month period ended June 30, 2000 totaling $86,000.

   Other Assets shown on the accompanying consolidated Balance Sheet increased by $119,000 to $1,128,000 at June 30, 2000, from $1,009,000 at December 31, 1999. The increase in Other Assets is primarily a result of an increase in prepaid contracts, property insurance, and the property tax escrow subaccounts. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling approximately $961,000 at June 30, 2000. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $50,000 and
$117,000 at June 30, 2000, respectively, are also included in Other Assets.

    Unamortized  deferred  costs  relating  to  organization  and refinancing costs (discussed in prior reports) at June  30,  2000
were  $227,000 compared to $260,000 at December 31, 1999.   These
costs are being amortized over the term of the mortgages.

  Accounts payable and accrued expenses shown on the consolidated Balance Sheet decreased by $27,000 to $353,000 at June 30, 2000, from $380,000 at December 31, 1999, primarily due to decreases in the amount of property taxes accrued at the end of the six-month period.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $270,000 were made for the six months ended June 30, 2000, compared to $530,000 for the same period in 1999. Of the $270,000 of property improvements, $202,000 was capitalized for financial statement purposes for the six months ended June 30, 2000, compared to $359,000 of the $530,000 of property improvements for the same period in 1999.

<PAGE 7>
-----------------------------------------------------------------
Report to Management
-----------------------------------------------------------------
  Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of June 30, 2000 and December 31, 1999, deferred property management fees to NHP amounted to $952,000 and $871,000, respectively.

Results of Operations
    The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999, is as follows:

------------------------------------------------------------------------
                                 (in thousands)          (in thousands)
                               Three months ended       Six months ended
                                    June 30,                June 30,
                               ------------------       ----------------
Property                         2000       1999          2000      1999
------------------------------------------------------------------------
Fairlane East, Dearborn, MI    $  440     $  497        $  905    $  943
The Landings, Indianapolis, IN    137        112           264       247
Raven Hill, Burnsville, MN        402        373           778       720
Shadow Oaks, Tampa, FL            140        144           279       283
------------------------------------------------------------------------
 Total Net Operating Income    $1,119     $1,126        $2,226    $2,193
========================================================================

                  Three months ended June 30, 2000
              versus three months ended June 30, 1999

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the quarter ended June 30, 2000, decreased by less than 1% compared to the quarter ended June 30, 1999. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended June 30, 2000 and 1999.

Fairlane East
    Fairlane East's net operating income for the quarter ended June 30, 2000 decreased by 11.5% from the same period in 1999 due to a 2.5% increase in revenues offset by a 29.4% increase in apartment expenses. The increase in revenues is primarily attributable to increased rental income caused by lower than budgeted vacancy and concession rates. The property's apartment expense increase is primarily attributable to an increase in the amount of property taxes accrued in the second quarter of 2000 as compared to property taxes for the first six months of 1999 which were under accrued and were later accrued in the second half of 1999. For the three-month periods ended June 30, 2000 and 1999, average occupancy was 97%. During the three-month period ended June 30, 2000, the Partnership expended $60,000 on property improvements, including $41,000 capitalized for accounting purposes.

The Landings
    The Landings' net operating income for the quarter ended June 30, 2000 increased by 22.3% from the same period in 1999 due to a 1.2% increase in revenues and a 12.8% decrease in apartment expenses. The increase in revenues is primarily attributable to increased rental income and other income. The decrease in apartment expenses is primarily attributable to reduced property taxes. For the three-month periods ended June 30, 2000 and 1999 average occupancy was 96%. During the three-month period ended June 30, 2000, the Partnership expended $19,000 on property improvements, including $13,000 capitalized for accounting purposes.

Raven Hill
    Raven Hill's net operating income for the quarter ended June 30, 2000 increased by approximately 7.8% from the same period in 1999 due to a 3.4% increase in revenues and a 1.2% decrease in apartment expenses. The increase in revenues is primarily attributable to an increase in rental income. The decrease in apartment expenses is primarily attributable to a decrease in operating expenses. For the three-month period ended June 30, 2000, average occupancy increased to 99% compared to 98% for the same period in 1999. During the three-month period ended June 30, 2000, the Partnership expended $54,000 on property improvements, including $42,000 capitalized for accounting purposes.

<PAGE 8>

-----------------------------------------------------------------
Report to Management
-----------------------------------------------------------------

Shadow Oaks
    Shadow Oaks' net operating income for the quarter ended June 30, 2000 decreased by 2.8% from the same period in 1999 due to a 2.1% increase in revenues offset by a 7.2% increase in apartment expenses. The increase in revenues was primarily attributable to an increase in rental income. The increase in apartment expenses is primarily due to increases in maintenance and operating expenses. For the three-month periods ended June 30, 2000 average occupancy increased to 95% compared to 94% for the same period in 1999. During the three-month period ended June 30, 2000, the Partnership expended $34,000 on property improvements, including $29,000 capitalized for accounting purposes.

                 Six months ended June 30, 2000
             versus six months ended June 30, 1999

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the six-month period ended June 30, 2000, increased by $33,000, or 1.5% compared to the same period ended June 30, 1999. Set forth below is a discussion of the properties which compares their respective operations for the six-month periods ended June 30, 2000 and 1999.

Fairlane East
    Fairlane East's net operating income for the six months ended June 30, 2000 decreased by 4.0% from the same period in 1999 due to a 1.3% increase in revenues offset by a 10.6% increase in apartment expenses. The increase in revenues was primarily attributable to the property's increased rental income. The property's apartment expense increase is primarily attributable to an increase in property taxes. For the six-month periods ended June 30, 2000 average occupancy decreased to 95% compared to 97% for the same period in 1999. The weighted average rent collected for the month ended June 30, 2000 increased by 3.9% to $1,054, compared to $1,014 for the same period in 1999. During the six-month period ended June 30, 2000, the Partnership expended $90,000 on property improvements, including $58,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly higher spending levels on property improvements in 2000, as compared to the year ended December 31, 1999, to improve its competitive position.

The Landings

    The Landings' net operating income for the six-months ended June 30, 2000 increased by 6.9% from the same period in 1999 due to a 3.0% decrease in revenues offset by a 10.9% decrease in apartment expenses. The decrease in revenues was due to a decrease in other income. The decrease in apartment expenses was primarily attributable to reduced property taxes. For the six-month periods ended June 30, 2000 average occupancy decreased to 91% compared to 94% for the same period in 1999. The weighted average rent collected for the month ended June 30, 2000 increased by 1.4% to $635, compared to $626 for the same period in 1999. During the six-month period ended June 30, 2000, the Partnership expended $31,000 on property improvements, including $23,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 2000, as compared to the year ended December 31, 1999.

Raven Hill
    Raven Hill's net operating income for the six months ended June 30, 2000 increased by approximately 8.1% from the same period in 1999 due to a 5.0% increase in revenues offset by a 1.8% increase in apartment expenses. The increase in revenues is primarily a result of increased rental income. The increase in apartment expenses is primarily attributable to an increase in operating and administrative expenses. Average occupancy for the six months ended June 30, 2000 and 1999 average occupancy was 98%. The weighted average rent collected for the month ended June 30, 2000 increased by 5.0% to $782, compared to $746 for the same period in 1999. During the six-month period ended June 30, 2000, the Partnership expended $80,000 for property improvements of which $64,000 was capitalized for accounting purposes. The Managing General Partner anticipates slightly higher spending levels on property improvements in 2000, as compared to the year ended December 31, 1999.

<PAGE 9>
-----------------------------------------------------------------
Report to Management
-----------------------------------------------------------------

Shadow Oaks
    Shadow Oaks' net operating income for the quarter ended June 30, 2000 decreased by 1.4% from the same period in 1999 due to a 2.4% increase in revenues offset by a 5.7% increase in apartment expenses. The increase in revenues is primarily a result of increased rental income. The increase in apartment expenses is primarily attributable to increases in administrative expenses. Average occupancy for the six months ended June 30, 2000 and 1999 average occupancy was 95%. The weighted average rent collected for the month ended June 30, 2000 increased by approximately 5.5% to $518, compared to $491 for the same period in 1999. During the six-month period ended June 30, 2000, the Partnership expended $68,000 on property improvements, including $57,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 2000, as compared to the year ended December 31, 1999.

Consolidated Statements of Operations-Other Income and Deductions

   For the six-month period ended June 30, 2000, ORP's net income increased by approximately 27.5% compared to the prior year comparative period due to a 2.2% increase in revenues offset by a 1.2% decrease in total expenses. Interest income from operating funds for the six-month periods ended June 30, 2000 and 1999 was $45,000 and $51,000, respectively. Other income was $142,000 and $168,000, respectively, for the six-month periods ended June 30, 2000 and 1999. The decrease was primarily due to decreases in interest income from the Replacement Reserve Escrow accounts maintained for each of the properties in the portfolio.

   ORP's administrative expenses for the six-month periods  ended
June 30, 2000 and 1999 were $86,000 and $89,000, respectively.

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $834,000 and $851,000, respectively, and principal paid was $222,000 and $204,000 for the six-month periods ended June 30, 2000 and 1999, respectively.

   Depreciation expense for the six-month periods ended June 30, 2000 and 1999 was $647,000 and $627,000, respectively. The increase in depreciation expense is due to the increase in property improvements capitalized for accounting purposes for the six months ended June 30, 2000 compared to the same period in 1999. Amortization expense for the six-month periods ended June 30, 2000 and 1999 was $33,000.

   For the six-month periods ended June 30, 2000 and 1999, of the total property improvements in the aggregate amounts of $270,000 and $530,000, respectively, $68,000 and $171,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $202,000 and $359,000, respectively, were capitalized for financial statement purposes.














<PAGE 10>

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

<PAGE 11>

----------------------------------------------------------------------------
Average Occupancy
----------------------------------------------------------------------------

The average occupancy for each of the four investment properties is shown in the following chart:
                                                      For the Quarter Ended
Property/             Acquisition   -----------------------------------------------------------
Location                 Date       3/31/99    6/30/99  9/30/99    12/31/99   3/31/00   6/30/00
-----------------------------------------------------------------------------------------------
Fairlane East          12/23/85       96%        97%      98%         94%        92%      97%
Dearborn, Michigan
The Landings           10/31/84       93%        96%      93%         88%        87%      96%
Indianapolis, Indiana
Raven Hill             12/24/86       97%        98%      98%         98%        98%      99%
Burnsville, Minnesota
Shadow Oaks             2/07/85       95%        94%      95%         92%        94%      95%
Tampa, Florida
----------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Summary of Project Data (in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                2000 Operating Results through 6/30/00 (in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                               NOI
                             Average Rent Collected<F1>                   Before Property                      NOI
Property/           No. of       June      June        Apartment Apartment Improvements      Property         Before
Location             Units       2000      1999        Revenues  Expenses   & Debt Service  Improvements  Debt Service <F3>
---------------------------------------------------------------------------------------------------------------------------
Fairlane East         244      $1,071     $1,017         $1,506    $  601     $  905            $  90         $  815
Dearborn, Michigan
The Landings          150         650        629            538       274        264               32            232
Indianapolis, Indiana
Raven Hill            304         791        753          1,466       688        778               80            698
Burnsville, Minnesota
Shadow Oaks           200         527        486            614       335        279               68            211
Tampa, Florida
--------------------------------------------------------------------------------------------------------------------------
     Total            898                                $4,124    $1,898     $2,226            $ 270         $1,956
--------------------------------------------------------------------------------------------------------------------------

<F1> Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2> Represents  total  property  improvement  costs,  including  capitalized  costs totaling $202,000 incurred during the six month period ended June 30, 2000.
<F3> The total NOI after debt service of $1,956,000 is $293,000 (17.6%) greater than the comparable total for the six month period ending June 30, 1999.

<PAGE 12>

--------------------------------------------------------------------
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Balance Sheets (in thousands)
                                   June 30, 2000   December 31, 1999
                                    (Unaudited)
--------------------------------------------------------------------
Assets
Investment properties, at cost
 Land                                   $  3,681        $  3,681
 Buildings and improvements, net
   of accumulated depreciation
   of $18,008 and $17,361,
   respectively                           19,419          19,864
--------------------------------------------------------------------
  Total Investment Properties             23,100          23,545
--------------------------------------------------------------------
Cash and cash equivalents                  1,723           1,322
Working capital reserve                        0              22
Tenant security deposits                     200             178
Deferred costs, net of amortization
  of $2,690 and $2,657, respectively         227             260
Other assets                               1,128           1,009
--------------------------------------------------------------------
                                           3,278           2,791
--------------------------------------------------------------------
  Total Assets                           $26,378         $26,336
====================================================================
Liabilities and Partners' Capital
  Liabilities
 Mortgage notes payable                  $20,119         $20,341
 Accounts payable and accrued expenses       353             380
 Distributions payable                       353             355
 Other liabilities                           952             871
 Tenant security deposits                    200             178
--------------------------------------------------------------------
  Total Liabilities                       21,977          22,125
--------------------------------------------------------------------
Partners' Capital
 General Partners                           (999)        (1,011)
 Assignor Limited Partner                      1              1
 Assignee Unit Holders (25,714
   Assignee Units issued and 23,558
   outstanding for June 30, 2000;
   23,667 outstanding for
   December 31, 1999)                      5,399          5,221
--------------------------------------------------------------------
  Total Partners' Capital                  4,401          4,211
--------------------------------------------------------------------
  Total Liabilities and
    Partners' Capital                    $26,378        $26,336
====================================================================

        The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 13>

Oxford Residential Properties I Limited Partnership and Subsidiaries
-------------------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net
Income per Assignee Unit and Weighted average number of Assignee
Units Outstanding)  (Unaudited)
-------------------------------------------------------------------------------
                        Three months ended June 30,   Six months ended June 30,
                        ---------------------------   -------------------------
                             2000        1999              2000       1999
-------------------------------------------------------------------------------
Apartment Revenues
  Rental income            $2,035      $1,950            $3,982     $3,868
  Other income                 76         107               142        168
-------------------------------------------------------------------------------
  Total Apartment Revenues  2,111       2,057             4,124      4,036
-------------------------------------------------------------------------------
Apartment Expenses
  Maintenance                 318         335               591        613
  Operating                   162         145               365        329
  Administrative              146         135               271        255
  Property management fees    104         101               203        198
  Property taxes              229         184               405        386
  Marketing                    33          31                63         62
-------------------------------------------------------------------------------
 Total Apartment Expenses     992         931             1,898      1,843
-------------------------------------------------------------------------------
Net Operating Income        1,119       1,126             2,226      2,193
-------------------------------------------------------------------------------
Other Deductions
  Interest expense            416         424               834        851
  Depreciation and
   amortization               353         345               680        660
  Refurbishment expenses       42         113                68        171
  Interest income             (27)        (32)              (45)       (51)
  Partnership administrative
   expenses                    41          65                86         89
-------------------------------------------------------------------------------
  Total Other Deductions      825         915             1,623      1,720
-------------------------------------------------------------------------------
Net Income                 $  294      $  211            $  603     $  473
===============================================================================
Net Income Allocated to
  Assignee Unit Holders    $  288      $  207            $  591     $  464
===============================================================================
Net Income per
  Assignee Unit            $14.27      $ 8.67            $25.06     $19.36
===============================================================================
Weighted average number of
   Assignee Units
   Outstanding             23,583      23,869            23,611     23,965
===============================================================================

        The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 14>

Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
-----------------------------------------------------------------------
                                    For the period ended June 30, 2000
                                    ----------------------------------
                                       Limited Partners'
                                          Interests
                                    --------------------
                                    Assignee  Assignor
                                      Unit    Limited  General
                                    Holders   Partner  Partners  Total
-----------------------------------------------------------------------
Balance, December 31, 1999          $5,221      $1    $(1,011)  $4,211
-----------------------------------------------------------------------
Net income, June 30, 2000              591       0         12      603

Distribution to Assignee Unit Holders (353)      0          0     (353)

Purchase of Assignee Units             (60)      0          0      (60)

-----------------------------------------------------------------------
Balance, June 30, 2000
  (Unaudited)                       $5,399      $1      $(999)  $4,401
=======================================================================

             The accompanying notes are an integral part of these
                       consolidated financial statements.



<PAGE 15>

Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
--------------------------------------------------------------------
                                          Six months ended June 30,
                                        ----------------------------
                                             2000           1999
--------------------------------------------------------------------
Operating activities
 Net income                              $    603        $   473
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization            680            660
 Changes in assets and liabilities:
   Tenant security deposits liability          22              5
   Tenant security deposits                   (22)            (5)
   Other assets                              (119)          (122)
   Accounts payable and accrued expenses      (27)            98
   Other liabilities                           81             80
--------------------------------------------------------------------
Net cash provided by operating activities   1,218          1,189
--------------------------------------------------------------------
Investing activities
 Working capital reserve                       22           (258)
 Additions to investment properties          (202)          (359)
--------------------------------------------------------------------
Net cash (used in) provided by investing
  activities                                 (180)          (617)
--------------------------------------------------------------------
Financing activities
 Distributions paid                          (355)          (361)
 Mortgage principal paid                     (222)          (204)
 Purchase of Assignee Units                   (60)          (147)
--------------------------------------------------------------------
Net cash used in financing activities        (637)          (712)
--------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                            401           (140)
Cash and cash equivalents, beginning
  of period                                 1,322          1,288
--------------------------------------------------------------------
Cash and cash equivalents, end
  of period                               $ 1,723        $ 1,148
====================================================================
       The accompanying notes are an integral part of these
              consolidated financial statements.


<PAGE 16>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.
   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999, the Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2000 and 1999, the Consolidated Statement of Partners' Capital as of June 30, 2000, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1999.

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

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the six-month period ended June 30, 2000, were approximately $29,000 for administrative and accounting-related costs, compared to $44,000 for the same period in 1999.

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

Note 3.  Other Liabilities

   Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $81,000 and $80,000 for the six-month periods ended June 30, 2000 and 1999, respectively, have been deferred.

Note 4.  Mortgage Notes Payable.
   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of June 30, 2000, the total outstanding balance of the four mortgage notes payable was $20,119,000. The properties are in compliance with their respective debt service agreements as of June 30, 2000.

<PAGE 17>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

The individual outstanding mortgage notes payable as of June 30, 2000, and monthly debt service are as follows:

-------------------------------------------------------------------
Property Collateralizing Debt         Outstanding     Monthly
(in thousands)                         Mortgage    Debt Service<F1>
-------------------------------------------------------------------
Fairlane East, Dearborn, Michigan     $  9,244           $ 81
The Landings, Indianapolis, Indiana      3,047             26
Raven Hill, Burnsville, Minnesota        4,656             41
Shadow Oaks, Tampa, Florida              3,172             28
-------------------------------------------------------------------
                                      $ 20,119           $176
===================================================================

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

  The  Quarterly Report on Form 10-Q for the quarter  ended  June
  30, 2000, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550