Form 10-Q
period 2000-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2000-11-13
CIK 744786

<PAGE 1>
====================================================================

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from________to________

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

  7200 Wisconsin Avenue, 11th floor,  Bethesda, Maryland 20814
-------------------------------------------------------------------
      (Address of principal executive offices)  (Zip Code)

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

Index to Exhibits is on page 3.

<PAGE 2>
==================================================================

       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
    The financial statements of the Partnership, and the notes thereto, are incorporated herein by reference to sequentially numbered pages 12 through 17 included in ORP's Quarterly Report
(Unaudited).

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.
   A discussion of ORP's financial condition and results of operations for the nine-month period ended September 30, 2000, is incorporated herein by reference to sequentially numbered pages 6 through 10 entitled "Report of Management" included in ORP's Quarterly Report (Unaudited).

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

  (b) Reports on Form 8-K and other

      A  report  on  Form  8-K was filed with  the  Securities  &
      Exchange Commission on July 13, 2000 regarding certain contractual arrangements that could result in a change in control of the Registrant.

      A  report  on  Form  8-K was filed with  the  Securities  &
      Exchange Commission on September 20, 2000 regarding a change of auditors.

      A report on Form 8-K was filed with the Securities &
      Exchange Commission on October 5, 2000 regarding the consummation of the Contractual Arrangement discussed in the Form 8-K filed on July 13, 2000.



<PAGE 3>
-----------------------------------------------------------------
        OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

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

     Oxford   Residential   Properties  I  Limited   Partnership's
     Quarterly Report (Unaudited) dated September 30, 2000, follows on sequentially numbered pages 5 through 18 of this report.

(27) Financial Data Schedule.


<PAGE 4>
-------------------------------------------------------------------
       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                            FORM 10-Q

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Oxford Residential Properties I Limited Partnership

               By:  Oxford Residential Properties I Corporation
                    Managing General Partner of the registrant


Date: 11/13/00 By:  /s/ Martha Long
      --------     --------------------------------------------
                   Martha Long
                   Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 11/13/00 By:  /s/ Peter Kompaniez
      --------      -------------------------------------------
                    Peter Kompaniez
                    Director and President


Date: 11/13/00 By:  /s/ Patrick J. Foye
      --------      -------------------------------------------
                    Patrick J. Foye
                    Director and
                    Executive Vice President



<PAGE 5>
---------------------------------------------------------------









       OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                        Quarterly Report
                           (Unaudited)

                       September 30, 2000
















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



<PAGE 6>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

   The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of September 30, 2000, and its consolidated results of operations for the three and nine-month periods ended September 30, 2000, and its cash flows for the nine-month period ended September 30, 2000. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Quarterly Report.

Recent Developments

   Change in Control of Managing General Partner. On September 20, 2000, Apartment Investment and Management Company ("AIMCO") (NYSE: AIV) acquired all of the stock of Oxford Realty Financial Group, Inc. ("ORFG"), that it did not already own, as well as other interests in various Oxford entities. ORFG is the parent company of ORP's Managing General Partner, Oxford Residential Properties I Corporation (the "Managing General Partner"). AIMCO, a publicly-traded real estate investment trust headquartered in Denver, Colorado, owns and manages a geographically diversified portfolio of approximately 365,000 apartments and is one of the largest owners and managers of apartment communities in the nation. AIMCO currently serves as the property manager for all four of ORP's investment properties.

   With the completion of this transaction, AIMCO now owns the Managing General Partner of ORP, Oxford Residential Properties I Corporation, and thereby controls the management of ORP and its four investment properties. Effective as of the closing of the acquisition, the executive officers of Oxford Residential Properties I Corporation are those set forth on AIMCO's Schedule 13D for ORP, dated September 20, 2000. With the acquisition of ORFG on September 20, 2000, AIMCO acquired 4,997 assignee units or approximately 21% of ORP through an ORFG affiliate.

    Tender Offer. On October 10, 2000, AIMCO/Bethesda Holdings Acquisition, Inc. (AIMCO/Bethesda), an affiliate of AIMCO, commenced a tender offer to acquire up to 99% of all outstanding ORP units at $845 per assignee unit. Such offer price will be reduced for any distributions subsequently made by ORP prior to the expiration of the AIMCO/Bethesda offer should it be extended. The next distribution would be the semi-annual distribution payable to holders of record as of December 31, 2000 payable at the end of February 2001. In a filing made by AIMCO/Bethesda on November 7, 2000, it was reported that as of that day 3,762 assignee units had been tendered and that their offer was extended from November 7, 2000 to November 27, 2000.

    Previously, on September 28, 2000, AIMCO/Bethesda purchased 1,033 ORP assignee units at a purchase price of $845 per assignee unit from Mackenzie Patterson, Inc. and certain of its affiliates (together the "Mackenzie Entities"), all unaffiliated third parties. As a result of this transaction, the Mackenzie Entities terminated their previously announced offer to purchase up to 8,000 ORP assignee units at a price of $650 per assignee unit. Considering the assignee units acquired by AIMCO through the acquisition of ORFG and through the acquisition of the Mackenzie Entities' units acquired by AIMCO/Bethesda, AIMCO held 6,030 assignee units or approximately 25% of all outstanding ORP assignee units prior to the AIMCO/Bethesda tender.

   Management's Intent. If AIMCO/Bethesda acquires a substantial number of ORP assignee units, it will increase AIMCO's ability to influence voting decisions with respect to ORP and may control such voting decisions, including but not limited to the removal of a general partner, most amendments to the partnership agreements and the sale of all or substantially all of ORP's partnership assets.

    However, the Managing General Partner, now an affiliate of AIMCO, is proposing to continue to operate ORP and not liquidate it at the present time. In accordance with the terms of ORP's limited partnership agreement, the Managing General Partner continually considers whether a property should be sold or otherwise disposed of after consideration of relevant factors, including prevailing market conditions, the condition of the properties and tax considerations, with the view to achieving maximum capital appreciation for ORP and its investors. At the current time, the Managing General Partner believes that a sale of the properties would not be advantageous given current market conditions.


<PAGE 7>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

Liquidity and Capital Resources

   Current Position. At September 30, 2000, ORP held $1,318,000 in cash and cash equivalents and the working capital reserve, compared to $1,344,000 at December 31, 1999, representing a decrease of approximately 1.9%. The decrease of $26,000 is primarily attributable to the properties' net operating incomes after debt service, refurbishment expenses, and capitalized improvements offset by the sum of the following: (i) distributions made on February 28, 2000 to Partners of record as of December 31, 1999 totaling approximately $355,000 and on August 25, 2000 to Partners of record as of June 30, 2000 totaling approximately $353,000, (ii) the purchase of Assignee Units totaling approximately $60,000, and (iii) the payment of Partnership administrative expenses during the nine-month period ended September 30, 2000 totaling $134,000.

   Other Assets shown on the accompanying consolidated Balance Sheet increased by $269,000 to $1,278,000 at September 30, 2000, from $1,009,000 at December 31, 1999. The increase in Other Assets is primarily a result of an increase in prepaid contracts, property insurance, and the property tax escrow subaccounts. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling approximately $1,138,000 at September 30, 2000. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts Receivable and Prepaid Expenses totaling $73,000 and $67,000 at September 30, 2000, respectively, are also included in Other Assets.

    Unamortized deferred costs relating to organization and refinancing costs (discussed in prior reports) at September 30, 2000 were $212,000 compared to $260,000 at December 31, 1999.
These costs are being amortized over the term of the mortgages.

  Accounts payable and accrued expenses shown on the consolidated Balance Sheet increased by $161,000 to $541,000 at September 30, 2000, from $380,000 at December 31, 1999, primarily due to increases in the amount of property taxes accrued, although not yet paid, at the end of the nine-month period.

   Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $931,000 were made for the nine months ended September 30, 2000, compared to $799,000 for the same period in 1999. Of the $931,000 of property improvements, $767,000 was capitalized for financial statement purposes for the nine months ended September 30, 2000, compared to $532,000 of the $799,000 of property improvements for the same period in 1999.

  Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP"), an affiliate of AIMCO have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of September 30, 2000 and December 31, 1999, deferred property management fees to NHP amounted to $994,000 and $871,000, respectively.

Results of Operations

    The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, from each of the four investment properties for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999, is as follows:


<PAGE 8>

------------------------------------------------------------------------------
Report of Management
------------------------------------------------------------------------------
                                    (in thousands)            (in thousands)
                                  Three months ended         Nine months ended
                                     September 30,             September 30,
                                  ------------------       -------------------
Property                           2000        1999           2000       1999
------------------------------------------------------------------------------
Fairlane East, Dearborn, MI     $   468      $  406         $1,373     $ 1,348
The Landings, Indianapolis, IN      106          98            370         345
Raven Hill, Burnsville, MN          384         387          1,162       1,107
Shadow Oaks, Tampa, FL              120         139            399         422
------------------------------------------------------------------------------
   Total Net Operating Income   $ 1,078      $1,030         $3,304     $ 3,222
==============================================================================

                  Three months ended September 30, 2000 versus
                     three months ended September 30, 1999

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the quarter ended September 30, 2000, increased by 4.7% compared to the quarter ended September 30, 1999. Set forth below is a discussion of the properties which compares their respective operations for the three-month periods ended September 30, 2000 and 1999.

Fairlane East

    Fairlane East's net operating income for the quarter ended September 30, 2000 increased by 15.3% from the same period in
1999 due to a 5.7% increase in revenues and a 5.7% decrease in apartment expenses. The increase in revenues is primarily attributable to increased rental income caused by lower than budgeted vacancy and concession rates. The property's apartment expense decrease is primarily attributable to decreases in maintenance and operating expenses compared to the same period in 1999. For the three-month periods ended September 30, 2000 and 1999, average occupancy decreased to 98%. During the three-month period ended September 30, 2000, the Partnership expended $239,000 on property improvements, including $215,000 capitalized for accounting purposes.

The Landings

    The Landings' net operating income for the quarter ended September 30, 2000 increased by 8.2% from the same period in 1999 due to a 9.7% increase in revenues offset by a 10.3% increase in apartment expenses. The increase in revenues is primarily attributable to increased occupancy. The increase in apartment expenses is primarily attributable to increases in administrative and maintenance costs. For the three-month periods ended September 30, 2000 average occupancy increased to 94% compared to 93% for the same period in 1999. During the three-month period ended September 30, 2000, the Partnership expended $66,000 on property improvements, including $46,000 capitalized for accounting purposes.

Raven Hill

    Raven Hill's net operating income for the quarter ended September 30, 2000 decreased by approximately 1% from the same period in 1999 due to a 6.3% increase in revenues offset by a 14.9% increase in apartment expenses. The increase in revenues is primarily attributable to an increase in rental income and other income. The increase in apartment expenses is primarily attributable to increases in maintenance and operating expenses. For the three-month period ended September 30, 2000 and 1999, average occupancy was 98%. During the three-month period ended September 30, 2000, the Partnership expended $333,000 on property improvements, including $286,000 capitalized for accounting purposes.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended September 30, 2000 decreased by 13.7% from the same period in 1999 due to a 2.4% increase in revenues offset by a 16.0% increase in apartment expenses. The increase in revenues was primarily attributable to an increase in other rental income. The increase in apartment expenses is primarily due to increases in administrative, maintenance and operating expenses. For the


<PAGE 9>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

three-month periods ended September 30, 2000 average occupancy decreased to 89% compared to 95% for the same period in 1999. During the three-month period ended September 30, 2000, the Partnership expended $22,000 on property improvements, including $17,000 capitalized for accounting purposes.

           Nine months ended September 30, 2000 versus nine months ended September 30, 1999

    In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by ORP for the nine-month period ended September 30, 2000, increased by $82,000, or 2.5% compared to the same period ended September 30, 1999. Set forth below is a discussion of the properties which compares their respective operations for the nine-month periods ended September 30, 2000 and 1999.

Fairlane East

   Fairlane East's net operating income for the nine months ended September 30, 2000 increased by 1.9% from the same period in 1999 due to a 2.8% increase in revenues offset by a 4.3% increase in apartment expenses. The increase in revenues was primarily attributable to the property's increased rental income. The property's apartment expense increase is primarily attributable to an increase in property taxes. For the nine-month periods ended September 30, 2000 average occupancy decreased to 96% compared to 98% for the same period in 1999. The weighted average rent collected for the month ended September 30, 2000 increased by 5.6% to $1,065, compared to $1,007 for the same period in 1999. During the nine-month period ended September 30, 2000, the Partnership expended $330,000 on property improvements, including $272,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly higher spending levels on property improvements in 2000, as compared to the year ended December 31, 1999, to improve its competitive position.

The Landings

    The Landings' net operating income for the nine months ended September 30, 2000 increased by 7.2% from the same period in 1999 due to a 1.1% increase in revenues and a 3.5% decrease in apartment expenses. The decrease in apartment expenses was primarily attributable to reduced property taxes. For the nine-month periods ended September 30, 2000 average occupancy decreased to 92% compared to 93% for the same period in 1999. The weighted average rent collected for the month ended September 30, 2000 increased by 9.8% to $647, compared to $589 for the same period in 1999. During the nine-month period ended September 30, 2000, the Partnership expended $97,000 on property improvements, including $70,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 2000, as compared to the year ended December 31, 1999.

Raven Hill

    Raven Hill's net operating income for the nine months ended September 30, 2000 increased by approximately 5.0% from the same period in 1999 due to a 5.4% increase in revenues offset by a 6.0% increase in apartment expenses. The increase in revenues is primarily a result of increased rental income. The increase in apartment expenses is primarily attributable to an increase in operating and administrative expenses. Average occupancy for the nine months ended September 30, 2000 and 1999 average occupancy was 98%. The weighted average rent collected for the month ended September 30, 2000 increased by 5.7% to $802, compared to $759 for the same period in 1999. During the nine-month period ended September 30, 2000, the Partnership expended $413,000 for property improvements of which $350,000 was capitalized for accounting purposes. The Managing General Partner anticipates slightly higher spending levels on property improvements in 2000, as compared to the year ended December 31, 1999.

Shadow Oaks

    Shadow Oaks' net operating income for the quarter ended September 30, 2000 decreased by 5.5% from the same period in 1999 due to a 2.4% increase in revenues offset by a 9.2% increase in apartment expenses. The increase in revenues is primarily a result of increased rental income. The increase in apartment


<PAGE 10>
-----------------------------------------------------------------
Report of Management
-----------------------------------------------------------------

expenses is primarily attributable to increases in administrative, maintenance and operating expenses. Average occupancy for the nine months ended September 30, 2000 average occupancy decreased to 90% compared to 95% for the same period last year. The weighted average rent collected for the month ended September 30, 2000 increased by approximately 9.4% to $546, compared to $499 for the same period in 1999. During the nine-month period ended September 30, 2000, the Partnership expended $90,000 on property improvements, including $74,000 capitalized for accounting purposes. The Managing General Partner anticipates slightly lower spending levels on property improvements in 2000, as compared to the year ended December 31, 1999.

Consolidated Statements of Operations-Other Income and Deductions

   For the nine-month period ended September 30, 2000, ORP's net income increased by approximately 21.5% compared to the prior year comparative period due to a 3.4% increase in revenues offset by a 1.4% increase in total expenses. Interest income from operating funds for the nine-month periods ended September 30, 2000 and 1999 was $71,000 and $75,000, respectively. Other income was $215,000 and $240,000, respectively, for the nine-month periods ended September 30, 2000 and 1999. The decrease was primarily due to decreases in interest income from the Replacement Reserve Escrow accounts maintained for each of the properties in the portfolio.

   ORP's administrative expenses for the nine-month periods ended
September   30,  2000  and  1999  were  $134,000  and   $130,000,
respectively.

   The terms of the mortgage loans require the borrowers to make equal installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $1,247,000 and $1,274,000, respectively, and principal paid was $337,000 and $311,000 for the nine-month periods ended September 30, 2000 and 1999, respectively.

  Depreciation expense for the nine-month periods ended September 30, 2000 and 1999 was $1,029,000 and $958,000, respectively. The increase in depreciation expense is due to the increase in property improvements capitalized for accounting purposes for the nine months ended September 30, 2000 compared to the same period in 1999. Amortization expense for the nine-month periods ended September 30, 2000 and 1999 was $48,000 and $49,000, respectively.

   For the nine-month periods ended September 30, 2000 and 1999, of the total property improvements in the aggregate amounts of $930,000 and $799,000, respectively, $165,000 and $267,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $765,000 and $532,000, respectively, were capitalized for financial statement purposes.

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


<PAGE 11>

------------------------------------------------------------------------------
Average Occupancy
------------------------------------------------------------------------------

The average occupancy for each of the four investment properties is shown in the following chart:
                                                      For the Quarter Ended
Property/            Acquisition     __________________________________________________________
Location                Date         6/30/99   9/30/99   12/31/99   3/31/00   6/30/00   9/30/00
-----------------------------------------------------------------------------------------------
Fairlane East         12/23/85         97%       98%        94%       92%       97%       98%
Dearborn, Michigan
The Landings          10/31/84         96%       93%        88%       87%       96%       94%
Indianapolis, Indiana
Raven Hill            12/24/86         98%       98%        98%       98%       99%       98%
Burnsville, Minnesota
Shadow Oaks            2/07/85         94%       95%        92%       94%       95%       89%
Tampa, Florida

--------------------------------------------------------------------------------
Summary of Project Data (in thousands)
--------------------------------------------------------------------------------

                                            2000 Operating Results through 9/30/00 (in thousands)
                                      -----------------------------------------------------------
                           Average Rent Collected<F1>                         NOI
                           --------------------------                  Before Property                      NOI
Property/            No. of   September September  Apartment Apartment  Improvements     Property         Before
Location             Units       2000      1999     Revenues  Expenses & Debt Service Improvements<F2>Debt Service<F3>
------------------------------------------------------------------------------------------------------------------
Fairlane East         244      $1,099    $1,009       $2,296    $  923        $1,373      $  330           $1,043
Dearborn, Michigan
The Landings          150         663       596          826       456           370          97              273
Indianapolis, Indiana
Raven Hill            304         839       763        2,212     1,050         1,162         413              749
Burnsville, Minnesota
Shadow Oaks           200         563       499          925       526           399          90              309
Tampa, Florida
-----------------------------------------------------------------------------------------------------------------
       Total          898                             $6,259    $2,955        $3,304      $  930           $2,374
-----------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
[FN]
<F1>Represents net rental revenue collected for the month divided by the average number of units occupied during the month.
<F2>Represents  total  property  improvement  costs, including capitalized costs totaling $766,000 incurred during the nine month period ended September 30, 2000.
<F3>The total NOI after debt service of $2,374,000 is $49,000 (2%) less than the comparable total for the nine month period ending September 30, 1999.

--------------------------------------------------------------------------------


<PAGE 12>

--------------------------------------------------------------------
Oxford Residential Properties I Limited Partnership and Subsidiaries
--------------------------------------------------------------------

Consolidated Balance Sheets (in thousands)

                              September 30, 2000   December 31, 1999
                                  (Unaudited)
--------------------------------------------------------------------
Assets
Investment properties, at cost
 Land                                  $  3,681         $  3,681
 Buildings and improvements, net
  of accumulated depreciation
   of $18,390 and $17,361,
    respectively                         19,600           19,864
------------------------------------------------------------------
  Total Investment Properties            23,281           23,545
------------------------------------------------------------------
Cash and cash equivalents                 1,318            1,322
Working capital reserve                       0               22
Tenant security deposits                    193              178
Deferred costs, net of amortization
 of $2,705 and $2,657, respectively         212              260
Other assets                              1,278            1,009
------------------------------------------------------------------
                                          3,001            2,791
------------------------------------------------------------------
  Total Assets                         $ 26,282         $ 26,336
==================================================================
Liabilities and Partners' Capital
 Liabilities
  Mortgage notes payable               $ 20,004         $ 20,341
  Accounts payable and accrued expenses     541              380
  Distributions payable                       0              355
  Other liabilities                         994              871
  Tenant security deposits                  193              178
-----------------------------------------------------------------
  Total Liabilities                      21,732           22,125
-----------------------------------------------------------------
Partners' Capital
 General Partners                          (996)          (1,011)
 Assignor Limited Partner                     1                1
 Assignee Unit Holders (25,714
   Assignee Units issued and 23,558
   outstanding for September 30, 2000;
   23,667 outstanding for
   December 31, 1999)                     5,545            5,221
-----------------------------------------------------------------
  Total Partners' Capital                 4,550            4,211
-----------------------------------------------------------------
  Total Liabilities and
    Partners' Capital                  $ 26,282         $ 26,336
=================================================================

     The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 13>

-------------------------------------------------------------------------------
Oxford Residential Properties I Limited Partnership and Subsidiaries
-------------------------------------------------------------------------------
Consolidated Statements of Operations (in thousands, except Net Income per
(Unaudited)                            Assignee Unit and Weighted average
                                       number of Assignee Units Outstanding)
-------------------------------------------------------------------------------
                              Three months ended            Nine months ended
                                 September 30,                September 30,
                             ---------------------        --------------------
                              2000           1999          2000          1999
-------------------------------------------------------------------------------
Apartment Revenues
  Rental income             $2,062         $1,944        $6,044        $5,812
  Other income                  73             72           215           240
-------------------------------------------------------------------------------
  Total Apartment Revenues   2,135          2,016         6,259         6,052
-------------------------------------------------------------------------------
Apartment Expenses
  Maintenance                  367            346           958           958
  Operating                    170            161           535           490
  Administrative               168            131           439           386
  Property management fees     105            100           308           299
  Property taxes               214            216           619           603
  Marketing                     33             32            96            94
-------------------------------------------------------------------------------
  Total Apartment Expenses   1,057            986         2,955         2,830
-------------------------------------------------------------------------------
Net Operating Income         1,078          1,030         3,304         3,222
-------------------------------------------------------------------------------
Other Deductions
  Interest expense             413            423         1,247         1,274
  Depreciation and amortizatio 397            347         1,077         1,007
  Refurbishment expenses        97             95           165           267
  Interest income              (26)           (24)          (71)          (75)
  Partnership administrative
   expenses                     48             41           134           130
-------------------------------------------------------------------------------
  Total Other Deductions       929            882         2,552         2,603
-------------------------------------------------------------------------------
Net Income                 $   149         $  148        $  752        $  619
===============================================================================
Net Income Allocated to
  Assignee Unit Holders    $   146         $  145        $  737        $  607
===============================================================================
Net Income per
  Assignee Unit            $  6.19         $ 6.18        $31.11        $26.31
===============================================================================
Weighted average number of
  Assignee Units
  Outstanding               23,558         23,773        23,701        23,901
===============================================================================

               The accompanying notes are an integral part of these
                       consolidated financial statements.



<PAGE 14>

-------------------------------------------------------------------------------
Oxford Residential Properties I Limited Partnership and Subsidiaries
-------------------------------------------------------------------------------
Consolidated Statement of Partners' Capital (in thousands)
-------------------------------------------------------------------------------

                                  For the period ended September 30, 2000
                                  ---------------------------------------
                                     Limited Partners'
                                        Interests
                                  --------------------
                                  Assignee        Assignor     General
                                Unit Holders  Limited Partner  Partners   Total
-------------------------------------------------------------------------------
Balance, December 31, 1999         $5,221          $ 1         $(1,011)  $4,211
-------------------------------------------------------------------------------
Net income, September 30, 2000        737            0              15      752

Distribution to Assignee Unit Holders(353)           0               0     (353)

Purchase of Assignee Units            (60)           0               0      (60)
-------------------------------------------------------------------------------
Balance, September 30, 2000
  (Unaudited)                      $5,545           $1           $(996)  $4,550
===============================================================================

         The accompanying notes are an integral part of these consolidated financial statements.



<PAGE 15>

-------------------------------------------------------------------------------
Oxford Residential Properties I Limited Partnership and Subsidiaries
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
-------------------------------------------------------------------------------
                                              Nine months ended September 30,
                                             ----------------------------------
                                                   2000              1999
-------------------------------------------------------------------------------
Operating activities
 Net income                                     $   752           $   619
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                1,077             1,007
 Changes in assets and liabilities:
   Tenant security deposits liability                15                 3
   Tenant security deposits                         (15)               (3)
   Other assets                                    (269)             (276)
   Accounts payable and accrued expenses            163               235
   Other liabilities                                123               121
-------------------------------------------------------------------------------
Net cash provided by operating activities         1,846             1,706
-------------------------------------------------------------------------------
Investing activities
 Working capital reserve                             22               (22)
 Additions to investment properties                (767)             (532)
-------------------------------------------------------------------------------
Net cash (used in) provided by
 investing activities                              (745)             (554)
-------------------------------------------------------------------------------
Financing activities
  Distributions paid                               (708)             (718)
  Mortgage principal paid                          (337)             (311)
  Purchase of Assignee Units                        (60)             (199)
-------------------------------------------------------------------------------
Net cash used in financing activities            (1,105)           (1,228)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents            (4)              (76)
Cash and cash equivalents, beginning of period    1,322             1,288
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period        $ 1,318           $ 1,212
-------------------------------------------------------------------------------

             The accompanying notes are an integral part of these consolidated financial statements.



<PAGE 16>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 1.  Financial Statements.

   The consolidated financial statements reflect all adjustments which, in the opinion of Oxford Residential Properties I Corporation, the managing general partner (the "Managing General Partner") of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership"), are necessary to present fairly the Partnership's Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999, the Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2000 and 1999, the Consolidated Statement of Partners' Capital as of September 30, 2000, and the Consolidated Statements of Cash Flows for the nine-month periods ended
September 30, 2000 and 1999, according to generally accepted accounting principles. Although the Managing General Partner believes the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Partnership's Annual Report for the year ended December 31, 1999.

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

   Change in Control of Managing General Partner. On September 20, 2000, Apartment Investment and Management Company ("AIMCO") (NYSE: AIV) acquired all of the stock of Oxford Realty Financial Group, Inc. ("ORFG"), that it did not already own, as well as other interests in various Oxford entities. ORFG is the parent company of ORP's Managing General Partner, Oxford Residential Properties I Corporation (the "Managing General Partner").

   With the completion of this transaction, AIMCO now owns the Managing General Partner of ORP, Oxford Residential Properties I Corporation, and thereby controls the management of ORP and its four investment properties. Effective as of the closing of the acquisition, the executive officers of Oxford Residential Properties I Corporation are those set forth on AIMCO's Schedule 13D for ORP, dated September 20, 2000. With the acquisition of ORFG on September 20, 2000, AIMCO acquired 4,997 assignee units or approximately 21% of ORP through an ORFG affiliate.

Note 2.  Transactions with Affiliates.

   The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

   Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which were not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the nine-month period ended September 30, 2000, were approximately $42,000 for administrative and accounting-related costs, compared to $62,000 for the same period in 1999.

   An  affiliate of the Managing General Partner, NHP  Management
Company performs property management services for the four ORP investment properties.

Note 3.  Other Liabilities

   Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $123,000 and $120,000 for the nine-month periods ended September 30, 2000 and 1999, respectively, have been deferred.


<PAGE 17>
-----------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Note 4.  Mortgage Notes Payable.

   Effective January 12, 1994, separate mortgage loans were made to each of the four ownership entities (as discussed in prior reports) in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of September 30, 2000, the total outstanding balance of the four mortgage notes payable was $20,004,000. The properties are in compliance with their respective debt service agreements as of September 30, 2000.

The individual outstanding mortgage notes payable as of September
30, 2000, and monthly debt service are as follows:

-----------------------------------------------------------------

Property Collateralizing Debt        Outstanding      Monthly
 (in thousands)                        Mortgage   Debt Service<F1>
-----------------------------------------------------------------
Fairlane East, Dearborn, Michigan         $9,192            $  81
The Landings, Indianapolis, Indiana        3,030               26
Raven Hill, Burnsville, Minnesota          4,629               41
Shadow Oaks, Tampa, Florida                3,153               28
-----------------------------------------------------------------
                                         $20,004            $ 176
=================================================================

[FN]
<F1> Includes principal and interest.

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

  The  Quarterly  Report  on  Form 10-Q  for  the  quarter  ended
  September  30,  2000,  filed with the Securities  and  Exchange
  Commission, is available to Assignee Unit Holders and may be obtained by writing:


                        Investor Services
       Oxford Residential Properties I Limited Partnership
                          P.O. Box 7090
                    Troy, Michigan 48007-9921

                         (248) 614-4550