Form 10-K
period 2000-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2001-03-29
CIK 744786

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X].

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

       Form 10-K Parts                   Document
       Parts I, II, III                  Portions of the 2000 Annual Report are
                                         incorporated by reference into Parts I,
                                         II and III.

Reference to Exhibits is on page 10.

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

The Partnership has no employees. Management and administrative services are provided by Oxford Residential Properties I Corporation, the managing general partner of the Partnership (the "Managing General Partner"). Effective September 20, 2000, Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, acquired a 100% ownership interest in the Managing General Partner's sole shareholder. See "Change in Control" below. With respect to the Partnership's properties, management services were provided by affiliates of AIMCO for the years ended December 31, 2000 and 1999.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's residential properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Change in Control of Managing General Partner. On September 20, 2000, AIMCO acquired a 100% ownership interest in Oxford Realty Financial Group, Inc. ("ORFG"), the sole shareholder of the Managing General Partner, as well as other interests in various Oxford entities. As a result AIMCO controls the Managing General Partner and thereby controls the management of ORP and its four investment properties. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

AIMCO, a publicly-traded real estate investment trust headquartered in Denver, Colorado, owns and manages a geographically diversified portfolio of approximately 365,000 apartments and is one of the largest owners and managers of apartment communities in the nation. Affiliates of AIMCO had prior to AIMCO's acquisition served, and continue to serve, as the property manager for all four of the Partnership's investment properties.

Item 2.  Properties.

Information concerning the individual properties is discussed in the 2000 Annual Report in the section entitled "Community Descriptions," which section is incorporated herein by reference (pages 15 through 16 hereof).

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

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

                                     PART II

Item 5.  Market  for  the   Registrant's   Partnership   Interests  and  Related
         Partnership Matters.

(a)      Market Information.

    The Partnership originally issued 25,714 Assignee Units and through December 31, 2000, had redeemed a total of 2,156 Assignee Units, ranging in price from $332 to $600 per Assignee Unit. As of December 31, 2000, there were 23,558 Assignee Units outstanding. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

    In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,152 Assignee Units in the Partnership representing approximately 47.34% of the outstanding units. 4,997 Assignee Units are owned by ORP Acquisition Partners Limited Partnership, an entity in which AIMCO indirectly owns a 100% beneficial interest, and 6,155 Assignee Units are owned by AIMCO/Bethesda Holdings Acquisition, Inc. ("AIMCO/Bethesda"). AIMCO/Bethesda acquired 1,098 Assignee Units on September 28, 2000 at a purchase price of $845 per assignee unit from unaffiliated third parties and 5,057 of Assignee Units pursuant to a tender offer commenced on October 10, 2000. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 47.34% of the outstanding Assignee Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

(b)  Number of Security Holders.

     As of December 31, 2000 there were 960 Assignee Unit Holders.

(c)  Dividend History and Restrictions.

    Information regarding the frequency and amount of cash distributions is included in the section entitled "Selected Consolidated Financial Data" of the 2000 Annual Report, which section is incorporated herein by reference (page 14 hereof). Information regarding management's future expectations as to distributions is also included in the 2000 Annual Report in the section entitled "Report of Management," which section is incorporated herein by reference (on pages 18 through 22 hereof).

Item 6.  Selected Financial Data.

Reference is made to the section of the 2000 Annual Report entitled "Selected Consolidated Financial Data," which section is incorporated herein by reference (page 14 hereof).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For a detailed discussion of the Partnership's financial condition and results of operations for the years ended December 31, 2000, 1999, and 1998, see information set forth in the section entitled "Report of Management" of the Partnership's 2000 Annual Report, which section is incorporated herein by reference (pages 18 through 22 hereof).

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2000, in increase or decrease of 100 basis points in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 2000. The interest rates represent the average rates. The fair value of the debt obligations approximated the recorded value as of December 31, 2000.

Principal amount by expected maturity:

                                            Long Term Debt

                             Fixed Rate Debt      Average Interest Rate
                              (in thousands)
                  2001             $ 494                  8.25%
                  2002               536                  8.25%
                  2003               582                  8.25%
                  2004            18,275                  8.25%
                                 $19,887



Item 8.  Financial Statements and Supplementary Data.

Reference is made to the 2000 Annual Report for the consolidated financial statements of the Partnership, which consolidated financial statements are incorporated herein by reference (pages 25 through 28 hereof). See Item 14 of this report for information concerning financial statements and schedules filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 12, 2000 ORP dismissed PricewaterhouseCoopers LLP as its independent accountants and appointed Reznick, Fedder & Silverman the independent auditors. There are no disagreements with PricewaterhouseCoopers LLP or Reznick, Fedder and Silverman, as the case may be, for the fiscal years ended December 31, 2000 and 1999.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

(a), (b), (c) and (e).

    The Partnership has no directors or officers. The Managing General Partner of the Partnership, as designated in the Partnership Agreement, is Oxford Residential Properties I Corporation. The directors and executive officers of the Managing General Partner are as follows:

--------------------------------------------------------------------------------
Name                      Age  Position and Business Experience
--------------------------------------------------------------------------------
Patrick J. Foye           43   Patrick   J.Foye   has   been   Executive   Vice
                               President  and  Director of the Manging  General
                               Partner since  September 21, 2000.  Mr. Foye has
                               served  as  Executive  Vice  President  of AIMCO
                               since  May 1998.  Prior to  joining  AIMCO,  Mr.
                               Foye was a partner  in the law firm of  Skadden,
                               Arps,  Slate,  Meagher  & Flom LLP from  1989 to
                               1998  and  was  Manging  Partner  of the  firm's
                               Brussels,  Budapest and Moscow offices from 1992
                               through 1994.  Mr. Foye is also Deputy  Chariman
                               of the Long Island  Power  Authority  and serves
                               as a member of the New York State  Privatization
                               Council.   He  received  a  B.A.   from  Fordham
                               College and a J.D. from Fordham  University  Law
                               School.

Martha L. Long            41   Martha L. Long has been  Senior  Vice  President
                               and Controller of the Managing  General  Partner
                               since  September 21, 2000. As of February  2001,
                               Ms. Long was also  appointed head of the service
                               business   for  AIMCO.   From  June  1994  until
                               January  1997,   she  was  the   Controller  for
                               Insignia   Financial  Group,   Inc.,  which  was
                               merged  into  AIMCO  effective  October 1, 1998,
                               and was  promoted  to Senior  Vice  President  -
                               Finance   and   Controller   in  January   1997,
                               retaining  that title until Ocotber  1998.  From
                               1988 to June  1994,  Ms.  Long was  Senior  Vice
                               President and  Controller  for the First Savings
                               Bank, FSB in Greenville, South Carolina.

The directors and executive officers of the Managing General Partner will serve in their respective positions until successors are chosen.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has appointed Reznick, Fedder & Silverman as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit of approximately $26,700 and non-audit services (principally tax-related) of approximately $19,300.

(d)   Family Relationships.  None.

(f)   Involvement in Certain Legal Proceedings.  None.

(g)   Promoter and Controlling Persons.  Not applicable.

Item 11. Executive Compensation.

(a), (b), (c) and (d)

Neither the directors nor the executive officers of the Managing General Partner receive direct compensation for services rendered to the Partnership.

(e)   Termination of Employment and Change of Control Arrangements.

      None

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)   Security Ownership of Certain Beneficial Owners.

       ORP Acquisition Partners Limited Partnership, a wholly owned subsidiary of an affiliate of the Managing General Partner, located at 7200 Wisconsin Avenue, Suite 1100, Bethesda, MD 20814, owns 4,997 Assignee Units, representing approximately 21.1% of the Assignee Units outstanding as of December 31, 2000.

    AIMCO/Bethesda Holdings Acquisition, Inc. an affiliate of the Managing General Partner, located at 7200 Wisconsin Avenue, Suite 100, Bethesda, MD 20814 owns 6,155 Assignee Units, representing approximately 26.2% of the Assignee Units outstanding as of December 31, 2000.

(b)   Security Ownership of Management.

       The officers and directors of the General Partners of the Partnership do not directly own any Assignee Units, however, certain officers and directors own equity interests in ORP Acquisition Partners Limited Partnership, which owns 4,997 Assignee Units, representing approximately 21.1% of the Assignee Units outstanding as of December 31, 2000 and AIMCO/Bethesda Holdings Acquisition, Inc., which owns 6,155 Assignee Units, representing approximately 26.2% of the Assignee Units outstanding as of December 31, 2000. An affiliate of the General Partner is the Assignor Limited Partner of the Partnership. The Assignor Limited Partner has assigned the ownership of its limited partnership units (including rights to a percentage of the income, gain, losses, deductions, and distributions of the Partnership) to the Assignee Unit Holders.

    In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,152 Assignee Units in the Partnership representing approximately 47.34% of the outstanding units. 4,997 Assignee Units are owned by ORP Acquisition Partners Limited Partnership, an entity in which AIMCO indirectly owns a 100% beneficial interest, and 6,155 Assignee Units are owned by AIMCO/Bethesda Holdings Acquisition, Inc. ("AIMCO/Bethesda"). AIMCO/Bethesda acquired 1,098 Assignee Units on September 28, 2000 at a purchase price of $845 per assignee unit from unaffiliated third parties and 5,057 of Assignee Units pursuant to a tender offer commenced on October 10, 2000. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 47.34% of the outstanding Assignee Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

(c)   Changes in Control.

    Change in Control of Managing General Partner. On September 20, 2000, AIMCO acquired a 100% ownership interest in Oxford Realty Financial Group, Inc. ("ORFG"), the sole shareholder of the Managing General Partner, as well as other interests in various Oxford entities. As a result AIMCO controls the Managing General Partner and thereby controls the management of ORP and its four investment properties. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

    AIMCO, a publicly-traded real estate investment trust headquartered in Denver, Colorado, owns and manages a geographically diversified portfolio of approximately 365,000 apartments and is one of the largest owners and managers of apartment communities in the nation. Affiliates of AIMCO had prior to AIMCO's acquisition served, and continue to serve, as the property manager for all four of the Partnership's investment properties.

Item 13. Certain Relationships and Related Transactions.

(a)   Transactions with Management and Others.

       The  Partnership  has no  directors or  officers.  The  Managing  General
    Partner and its affiliates do not receive any direct compensation, but are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

        Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership, which were not covered separately by fees. Total reimbursements to this affiliate for the years ended December 31, 2000, 1999 and 1998 were $54,000, $82,000, and $116,000, respectively, for administrative and accounting related costs.

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

(d)      Transactions with Promoters.  None

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List of documents filed as part of this Report:

         1.    Financial Statements.

The following financial statements are contained in the Partnership's 2000 Annual Report and are incorporated herein by reference into Part II, Item 8:

                                                                   Page
         Description                                              Numbers
                                                                  Herein
                                                                ------------
         Report of Independent Accountants.                         24
         Consolidated Balance Sheets as of December 31, 2000        25
         and 1999.
         Consolidated Statements of Operations for the years
              ended December 31, 2000, 1999 and 1998.               26
         Consolidated Statement of Partners' Capital for the
         years                                                      27
              ended December 31, 2000, 1999 and 1998.
         Consolidated Statements of Cash Flows for the years
              ended December 31, 2000, 1999 and 1998.               28
         Notes to Consolidated Financial Statements.               29-37

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

         a. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Fairlane East.

         b. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering The Landings.

         c. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Raven Hill.

         d. Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Shadow Oaks.

         e. Letter from PricewaterhouseCoopers LLP dated September 19, 2000 (incorporated by reference to the Partnership's Current Report on Form 8-K dated September 20, 2000).

         Exhibit No. 13 - Annual report to security holders, etc.

a.          Annual Report for the year ended  December 31, 2000 ("filed" only to
            the  extent  material   therein  is  specifically   incorporated  by
            reference).

         Exhibit No. 99-Additional Exhibits

          a. Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers. (incorporated by reference to Exhibit 2.1 to AIMCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

          b Interim Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A., Lehman Commercial Paper Inc. and several other lenders. (incorporated by reference to Exhibit (d) to AIMCO's Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000.)

(b)  Reports on Form 8-K.

     A report on Form 8-K was filed with the Securities & Exchange Commission on October 5, 2000 regarding the consummation of the transfer of control of the Managing General Partner (Item 5).

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

                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                                    FORM 10-K

                              CROSS REFERENCE SHEET

     The item  numbers and  captions in Parts I, II, III,  and IV hereof and the
page  and/or  pages  in  the  referenced   materials  where  the   corresponding
information appears are as follows:

                                                              Sequentially
                                                                Numbered
Item                                    Reference Materials      Page(s)
-------------------------------------------------------------------------------

1.      Business                        Annual Report 2000       pps 15-22

2       Properties                      Annual Report 2000       pps 15-16

5.      Market for Registrant's         Annual Report 2000     pps 14, 15-22,
        Partnership Interest and                              33-34 and 35-36
        Related Partnership Matters

6.      Selected Financial Data         Annual Report 2000         pp 14

7.      Management's Discussion         Annual Report 2000       pps 15-22
        and Analysis of Financial
        Condition and Results of
        Operations

8.      Financial Statements and        Annual Report 2000       pps 25-38
        Supplementary Data

11.     Executive Compensation          Annual Report 2000       pps 35-36

13.     Certain Relationships and       Annual Report 2000       pps 35-36
        Related Transactions

14.     Exhibits, Financial Statement   Annual Report 2000       pps 14-38
        Schedules, and Reports on
        Form 8-K

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


                             Oxford Residential Properties I Limited
                             Partnership

                             By: Oxford Residential Properties I Corporation
                                  Managing General Partner of the registrant


Date:                        By:
                             Martha Long
                             Senior Vice President and Controller

Date:                        By:
                             Patrick J. Foye
                             Director and Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                        By:
                             Martha Long
                             Senior Vice President and Controller

Date:                        By:
                             Patrick J. Foye
                             Director and Executive Vice President

                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                                    FORM 10-K

                                  EXHIBIT INDEX

(Listed according to the number assigned in the Exhibit Table in Item 601 of Regulation S-K.)

(13)  Annual Report 2000 to Security Holders.

             Oxford Residential Properties I Limited Partnership's Report dated December 31, 2000, follows on sequentially numbered pages 14 through 38 of this report.

               OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                               Annual Report 2000


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


                                                                For the Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------
                                                                         ---------------------------------------------
FINANCIAL HIGHLIGHTS                            2000           1999              1998           1997           1996
----------------------------------------------------------------------------------------------------------------------
Total Assets                                   $26,422        $26,336           $26,926        $27,541        $27,860
Investment Properties                          $23,212        $23,545           $24,092        $24,423        $24,670
Mortgage Notes Payable                         $19,887        $20,341           $20,760        $21,145        $21,501
Total Revenues from Apartment Operations       $ 8,407        $ 8,056           $ 7,718        $ 7,461        $ 7,187
Net Operating Income                           $ 4,454        $ 4,247           $ 4,091        $ 3,830        $ 3,623
Net Income                                     $ 1,073        $   624           $   414        $   402        $   194
Net Income Allocated to Assignee Unit Holders  $ 1,052        $   611           $   406        $   394        $   190
Net Income per Assignee Unit                   $ 44.60        $ 25.63           $ 16.71        $ 16.03        $  7.63
Net Income (Loss)(tax basis) per Assignee Unit $ 20.79 (10)   $  4.08 (1)       $ (1.56) (3)   $ (4.62) (5)   $(12.29)(7)
Unit
Cash Distributions per Assignee Unit           $ 63.82 (11)   $ 30.00 (2)       $  30.00 (4)   $  20.00 (6)   $ 15.00 (8)

Assignee Units Outstanding                      23,558         23,667             24,091         24,325        24,657
Weighted Average of Assignee Units Outstanding  23,584         23,850             24,281         24,582        24,940
Number of Assignee Unit Holders                    960  (9)     1,431 (9)          1,483 (9)      1,579 (9)     1,712 (9)
Number of Investment Properties Owned                4              4                  4              4             4
----------------------------------------------------------------------------------------------------------------------

(1)Net income (tax basis) per Assignee Unit includes $( 1.84) real estate rental loss per Assignee Unit, and $5.92 in portfolio income per Assignee Unit.
(2)Includes semiannual distributions of $15.00 per Assignee Unit paid in August 1999 and March 2000.
(3)Net loss (tax basis) per Assignee Unit includes $(5.05) real estate rental loss per Assignee Unit, and $3.49 in portfolio income per Assignee Unit.
(4)Includes semiannual distributions of $15.00 per Assignee Unit paid in August 1998 and March 1999.
(5)Net loss (tax basis) per Assignee Unit includes $(8.84) real estate rental loss per Assignee Unit, and $4.22 in portfolio income per Assignee Unit.
(6)Includes semiannual distributions of $10.00 per Assignee Unit paid in August 1997 and February 1998.
(7)Net loss (tax basis) per Assignee Unit includes $(17.05) real estate rental loss per Assignee Unit, and $4.76 in portfolio income per Assignee Unit.
(8)Includes semiannual distributions of $7.50 per Assignee Unit paid in August 1996 and February 1997.
(9)ORP Acquisition Partners Limited Partnership, located at 7200 Wisconsin Avenue, Suite 1100, Bethesda, MD 20814, owns 4,997 Assignee Units, representing approximately 21.1% of the Assignee Units outstanding at December 31, 2000. From July 1995 through December 31, 2000, ORP has redeemed, in the aggregate, 2,156 Assignee Units, ranging in price from $332 to $608 per Assignee Unit. From September 28, 2000 through December 31, 2000, an affiliate of the Managing General Partner has acquired a total of 6,155 Assignee Units or 26.2% of all outstanding Assignee Units as of December 31, 2000.
(10) Net income (tax basis) per assignee unit includes $15.31 real estate rental income per assignee unit, and $5.48 in portfolio income per assignee unit.
(11) Includes semiannual distribution of $15.00 per assignee unit paid in August 2000 and $48.82 per Assignee Unit paid in February 2001.

Community Descriptions

     The  following   paragraphs  contain  descriptions  of  each  of  the  four properties comprising the Partnership's portfolio. Unless otherwise indicated, information provided herein is as of December 31, 2000.

Fairlane East, Dearborn, Michigan

     Fairlane East is a 244-unit conventional property, located in Dearborn, Michigan. Fairlane East was built in 1973 and consists of 26 buildings, offering one to two bedroom apartments and two to three bedroom townhomes. The buildings are of wood frame construction with brick and wood trim. The property is located on Rotunda Drive. To the north is single-family residential, to the east is industrial, to the south is the Ford Land Development Maintenance Center, and to the west is a retirement center and the Ford World Headquarters. Fairlane East is convenient to shopping, restaurants, churches, and public transportation. Amenities include a washer and dryer in each unit, a swimming pool and a clubhouse. Average occupancy was 96% in 1999 and 97% in 2000.

     Property improvements completed for the year ended December 31, 2000 included a new hot water boiler for the pool, concrete and sidewalk repairs, fences and new playground equipment. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $570,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include gutters, HVAC replacement, exterior painting, balcony improvements, parking lot enhancements, major landscaping, irrigation and draining improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior painting.

     There are at least three competitive apartment communities containing an aggregate of approximately 1,100 apartment units located in the Dearborn area within a five-mile radius of the site. Average occupancy at these communities was approximately 95% as of December 31, 2000. Additionally, a new rental community is being built adjacent to Fairlane East, with leasing anticipated to begin in the first quarter of 2001.

The Landings, Indianapolis, Indiana

     The Landings is a 150-unit property located in northeastern Indianapolis, Indiana. The property is approximately 15 minutes from the downtown business district. The Landings is located at 78th Street and Keystone Avenue between the popular areas of Keystone at the Crossing and Broad Ripple, and is convenient to shopping, entertainment, parks, major thoroughfares, and public transportation. The property was built in 1974 and consists of nine wood frame constructed buildings with brick and aluminum siding and wood trim. The property is located on 27.3 acres along the White River and surrounds a lake that opens to the White River. Amenities include a clubhouse with party and billiard room, boat launch ramp to the river, boat storage, a sand volleyball court, two lighted tennis courts, a basketball court area, and a swimming pool. Average occupancy was 93% in 1999 and 91% in 2000.

     Project improvements completed for the year ended December 31, 2000 included carpet, vinyl floor and appliance replacements, HVAC repairs and replacements, windows, blinds and cabinets and refurbishment of the clubhouse. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $318,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include hot water heater replacement, soffit, stairwell and balcony improvements, window replacements, outdoor recreational facility improvements, major landscaping and irrigation improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior painting.

     Major competitors include at least seven comparable apartment communities, containing an aggregate of approximately 3,100 units, located within five miles of the property. Three of these competitors finished construction and were in lease up in 2000. Average occupancy at these communities was approximately 88% as of December 31, 2000. There are no known rental communities under construction in this market area.

Raven Hill, Burnsville, Minnesota

     Raven Hill is a 304-unit apartment community located in Burnsville, Minnesota, a suburb south of Minneapolis. It is convenient to the Minneapolis central business district, as well as the suburban employment centers of the Twin Cities of Minneapolis and St. Paul. The property was built in 1971 and consists of four three-story buildings with underground and surface parking. Amenities include two guest suites, indoor and outdoor swimming pools, a spa, tennis courts, an indoor racquetball court, and two entertainment centers. Average occupancy was 98% and 99% in 1999 and 2000, respectively.

     Property improvements completed for the year ended December 31, 2000 primarily include clubhouse refurbishment and a new spa building, carpet and vinyl replacements, appliance replacements, boiler upgrades, air conditioner replacements and new heating units in all building entrance ways. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $487,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include gutters, plumbing and electrical enhancements, outdoor recreational facility improvements, major landscaping and irrigation improvements. The interior capital improvements $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior painting.

     There are several comparable apartment communities located in the Burnsville area within close proximity of Raven Hill, with average occupancy between 96% and 98% at December 31, 2000. Built in the mid to late 1980s, these communities are newer and offer more contemporary features than Raven Hill. However, the exterior vinyl siding, window, and patio and balcony improvements at Raven Hill are now complete and will enhance the appearance and competitiveness of Raven Hill. Construction of two new rental communities was completed in 2000. There are no known additional rental communities under construction in this market area.

Shadow Oaks, Tampa, Florida

     Shadow Oaks is a 200-unit apartment community built in 1984 and is located in a neighborhood consisting of middle- and upper-middle-class single-family homes close to various commercial centers. Shadow Oaks is located in northeast Tampa, between the University of South Florida and Carrollwood areas. Amenities include playground, pool, whirlpool, tennis court, picnic area, volleyball court, and laundry facilities. There has been significant building of apartments in Tampa and the surrounding area and, as a result, Shadow Oaks competes for residents with a considerable number of newer apartment communities located in nearby neighborhoods. Average occupancy was 94% in 1999 and 91% in 2000.

     Property improvements completed for the year ended December 31, 2000 included new asphalt overlay on the entire parking lot and carpet, vinyl floor and appliance and gutter replacements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $267,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include soffit, exterior painting, major landscaping and irrigation improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior painting.

     There are three comparable apartment communities containing an aggregate of approximately 1,200 apartment units located in the Tampa area within a three-mile radius of the site. Average occupancy at these communities was approximately 93% as of December 31, 2000. There are no known rental communities under construction in this market area.

Average Occupancy


The average occupancy for each of the four investment properties is shown in the following chart:

                                        Average                                                  Average
Property/                 Acquisition  Occupancy             For the Quarter Ended              Occupancy
Location                    Date        1999       3/31/00     6/30/00     9/30/00    12/31/00     2000
------------------------------------------------------------------------------------------------------------
Fairlane East
Dearborn, Michigan        12/23/85       96%         92%         97%         98%        99%       97%


The Landings              10/31/84       93%         87%         96%         94%        88%       91%
Indianapolis, Indiana

Raven Hill
Burnsville, Minnesota     12/24/86       98%         98%         99%         98%       99%        99%

Shadow Oaks
Tampa, Florida            02/07/85       94%         94%         95%         89%       92%        91%


Summary of Project Data (in thousands)


                                                               2000 Operating Results  (in thousands)

                                                                                          NOI
                                   Average Rent                                          Before
                                   Average Rent   Collected(1)                           Property                          NOI
Property/                  No. of    December      December    Apartment   Apartment   Improvements     Property          Before
Location                   Units       2000          1999      Revenues    Expenses   & Debt Service   Improvement (2)  Debt Service
-------------------------------------------------------------------------------------------------------------
Fairlane East
Dearborn, Michigan          244      $1,119        $1,043       $3,109      $1,232        $1,877           410            1,467

The Landings
Indianapolis, Indiana       150         654           602        1,093         619           474           133              341

Raven Hill
Burnsville, Minnesota       304         836           763        2,972       1,392         1,580           444            1,136

Shadow Oaks
Tampa, Florida              200         548           517        1,233         710           523           231              292
-------------------------------------------------------------------------------------------------------------
       Total
                            898                     8,407        3,953       4,454         1,218        3,236
-------------------------------------------------------------------------------------------------------------

(1) Represents net rental revenue collected for the month divided by the average number of units occupied during the month.

(2)  Represents   total  property   improvement   costs  incurred  during  2000,
     consisting  of  $186,000  in  refurbishment   expenses  and  $1,032,000  in
     capitalized costs.

Report of Management

     The following report provides additional information about the consolidated financial condition of Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") as of December 31, 2000, and its consolidated results of operations and cash flows for the three years ended December 31, 2000, 1999, and 1998. This report and analysis should be read together with the consolidated financial statements and related notes thereto and the selected consolidated financial data appearing elsewhere in this Annual Report.

Recent Developments

      Change in Control of Managing General Partner. On September 20, 2000, AIMCO acquired a 100% ownership interest in Oxford Realty Financial Group, Inc. ("ORFG"), the sole shareholder of the Managing General Partner, as well as other interests in various Oxford entities. As a result AIMCO controls the Managing General Partner and thereby controls the management of ORP and its four investment properties. In addition, in connection with this transaction, AIMCO acquired 4,997 assignee units or approximately 21% of ORP through an ORFG affiliate. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

    AIMCO, a publicly-traded real estate investment trust headquartered in Denver, Colorado, owns and manages a geographically diversified portfolio of approximately 365,000 apartments and is one of the largest owners and managers of apartment communities in the nation. Affiliates of AIMCO had prior to AIMCO's acquisition served, and continue to serve, as the property manager for all four of the Partnership's investment properties.

      Tender Offer. In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,152 Assignee Units in the Partnership representing approximately 47.34% of the outstanding units. 4,997 Assignee Units are owned by ORP Acquisition Partners Limited Partnership, an entity in which AIMCO indirectly owns a 100% beneficial interest, and 6,155 Assignee Units are owned by AIMCO/Bethesda Holdings Acquisition, Inc. ("AIMCO/Bethesda"). AIMCO/Bethesda acquired 1,098 Assignee Units on September 28, 2000 at a purchase price of $845 per assignee unit from unaffiliated third parties and 5,057 of Assignee Units pursuant to a tender offer commenced on October 10, 2000. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 47.34% of the outstanding Assignee Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

    Management's Intent. The Managing General Partner, now an affiliate of AIMCO, is proposing to continue to operate ORP and not liquidate it at the present time. In accordance with the terms of ORP's limited partnership agreement, the Managing General Partner continually considers whether a property should be sold or otherwise disposed of after consideration of relevant factors, including prevailing market conditions, the condition of the properties and tax considerations, with the view to achieving maximum capital appreciation for ORP and its investors. At the current time, the Managing General Partner believes that a sale of the properties would not be advantageous given current market conditions.

     Distribution. On February 28, 2001, the Managing General Partner declared and paid a distribution of $48.82 per Assignee Unit to its Assignee Unit Holders of record as of December 31, 2000. The previous five semi-annual distributions were at $15 per Assignee Unit. Management believes that with continuing improvement in property performance there is no longer a need to retain large cash balances and accordingly has distributed all but cash necessary to cover current operating expenses. However, this distribution is not indicative of future distributions and the second semi-annual distribution for 2001 is anticipated to return to previous distribution levels. Further, future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2001 or subsequent periods.

Liquidity and Capital Resources

     Current Position. At December 31, 2000, ORP held $1,599,000 in cash and cash equivalents compared to $1,322,000 at December 31, 1999. The increase of $277,000 is attributable to an increase in net cash provided by operating activities which was partially offset by decreases in net cash used in investing activities and net cash used in financing activities. Net cash used in investing activities consisted of capital improvement to the properties which was partially offset by working capital reserves. Net cash used in financing activities consisted of (i) the distributions made on February 27, 2000 and August 28, 2000 to Partners of record as of December 31, 1999 and June 30, 2000 totaling $355,000 and $353,000, respectively, (ii) the purchase of 109 Assignee Units during the year ended December 31, 2000 totaling $62,000, and (iii) mortgage principal payments made on the loans encumbering the Partnership's properties. The Partnership made a distribution of approximately, $1,150,000 to investors of record as of December 31, 2000 in the semi-annual distribution paid on February 28, 2001.

     Other Assets shown on the accompanying consolidated Balance Sheet increased by $215,000 to $1,224,000 at December 31, 2000 from $1,009,000 at December 31,
1999. The increase in Other Assets is primarily a result of increases in prepaid property taxes offset by decreases in escrow deposits. Other Assets include primarily a Liquidity Reserve Subaccount (for debt service), a Recurring Replacement Reserve Subaccount (for property improvements), a Property Insurance Escrow, and a Property Tax Escrow for each of the Operating Partnerships totaling $1,084,000 at December 31, 2000. These Subaccounts are funded and maintained monthly, as needed, from property income (except security deposits), in accordance with the requirements pursuant to each property's loan agreement and based on expenditures anticipated in the following months. Accounts
Receivable and Prepaid Expenses, which are also included in Other Assets, totaled $57,000 and $83,000, respectively, at December 31, 2000.

     Unamortized deferred costs related to organization and refinancing costs (discussed in prior reports) at December 31, 2000 was $191,000 compared to $260,000 at December 31, 1999. These costs are being amortized over the term of the mortgages.

     Property Operations. ORP's future liquidity and level of cash distributions are dependent upon the net operating income after debt service, refurbishment expenses, and capitalized improvements generated by ORP's four investment properties and proceeds from any sale or refinancing of those properties. To the extent any individual property does not generate sufficient cash to cover its operating needs, including debt service, deficits would be funded by cash generated from the other investment properties, if any, working capital reserves, if any, or borrowings by ORP. Property improvements in the aggregate amount of $1,218,000 were made for the year ended December 31, 2000, compared to $1,241,000 for the same period in 1999. Of the $1,218,000 of property improvements, $1,032,000 was capitalized for financial statement purposes for the year ended December 31, 2000, compared to $737,000 of the $1,241,000 of property improvements for the same period in 1999.

     Other Sources. Since 1994, 40% of the property management fees owed to NHP Management Company ("NHP") have been subordinated to the receipt by the Assignee Unit Holders of certain returns. As of December 31, 2000 and December 31, 1999, deferred property management fees to NHP amounted to $1,037,000 and $871,000, respectively.

Results of Operations

     The net operating income, before debt service, refurbishment expenses, and capitalized property improvements, reported by each of the four investment properties for the year ended December 31, 2000, as compared to the years ended December 31, 1999 and 1998, is as follows:

                                                   (in thousands)
Property                                  2000          1999           1998
--------------------------------------------------------------------------------

Fairlane East, Dearborn, Michigan        $1,877        $1,760        $1,688

The Landings, Indianapolis, Indiana         474           471           536

Raven Hill, Burnsville, Minnesota         1,580         1,447         1,309

Shadow Oaks, Tampa, Florida                 523           569           558
--------------------------------------------------------------------------------

    Total Net Operating Income           $4,454        $4,247        $4,091
--------------------------------------------------------------------------------

     In the aggregate, the net operating income, before debt service, refurbishment expenses, and capitalized property improvements reported by the Partnership increased by 4.9% in 2000 as compared to 1999 and 3.8% in 1999 compared to 1998. These increases in net operating income for both comparable periods is attributable to an increase in apartment revenues which was partially offset by an increase in apartment expenses. Total apartment revenue increased due to an increase in rental income which was partially offset by a slight reduction in other income. Total apartment expenses increased due to increases in maintenance, operating, administrative and property management expenses while property taxes and marketing expenses remained relatively constant. Set forth below is a discussion of the properties which compares their respective operations for the years ended December 31, 2000, 1999 and 1998.

2000 versus 1999

Fairlane East

     Fairlane East's net operating income for the year ended December 31, 2000 increased by 6.6% from the same period in 1999 due to a 4.6% increase in revenues offset by a 1.6% increase in apartment expenses. The increase in revenues is attributable to increases in rent and occupancy. Average occupancy in 2000 increased to 97% from 96% in 1999. During 2000, the Partnership expended $410,000 on property improvements, including $350,000 capitalized for accounting purposes.

The Landings

     The Landings' net operating income for the year ended December 31, 2000 increased by less than 1% from the same period in 1999 due to a 1.0% increase in revenues and a 1.3% increase in apartment expenses. The increase in revenues is attributable to an increase in rent partially offset by a decrease in occupancy. The increase in apartment expenses was primarily attributable to an increase in maintenance and operating expenses, offset by a decrease in property taxes.
Average occupancy in 2000 decreased to 91% from 93% in 1999. The Managing General Partner believes that this decrease in occupancy is due to competition of three new rental communities in the market area. During 2000, the Partnership expended $133,000 on property improvements, including $105,000 capitalized for accounting purposes.

Raven Hill

     Raven Hill's net operating income for the year ended December 31, 2000 increased by 9.2% from the same period in 1999 due to a 6.0% increase in revenues offset by a 2.6% increase in apartment expenses. The increase in revenues is a result of rent increases and an increase in occupancy. The increase in apartment expenses was primarily attributable to an increase in operating and administrative expenses. Occupancy in 2000 increased to 99% from 98% in 1999. The Partnership expended $444,000 for property improvements during 2000, including $369,000 that was capitalized for accounting purposes.

Shadow Oaks

     Shadow Oaks' net operating income for the year ended December 31, 2000 decreased by 8.1% from the same period in 1999 due to a 2.9% increase in revenues offset by a 12.9% increase in apartment expenses. The average occupancy in 2000 decreased to 91%, from 94% in 1999. The increase in revenues is due to rent increases partially offset by a decrease in occupancy. The increase in apartment expenses is attributable to an increase in maintenance and administrative expenses. The Managing General Partner believes that the decrease in occupancy is attributable to new competition in the market area. During 2000, the Partnership expended $231,000 on property improvements, including $208,000 that was capitalized for accounting purposes.

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

Consolidated   Statements  of   Operations-Other   Income  and   Deductions

The Partnership's net income was $1,073,000, $624,000 and $414,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition to the increases in net operating income described above, this increase is due to decreases in other deductions in 2000 as compared to 1999 and in 1999 as compared to 1998, as described below.

     The terms of the mortgage loans require the borrowers to make equal monthly installment payments over the term of the loans. Each payment consists of interest on the unpaid balance of the loans and a reduction of loan principal. The interest paid on these loans decreases each period, while the portion applied to the loan principal increases each period. As a result, interest expense was $1,659,000, $1,694,000, and $1,727,000, respectively, and mortgage principal paid was $454,000, $415,000, and $385,000, respectively, for the years ended December 31, 2000, 1999 and 1998.

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $1,365,000, $1,281,000, and $1,250,000, respectively. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $69,000, $66,000 and $98,000, respectively.

     For the years ended December 31, 2000, 1999 and 1998, of the total property improvements in the aggregate amount of $1,218,000, $1,241,000, and $1,332,000, respectively, $186,000, $504,000, and $403,000, respectively, were classified as refurbishment expenses for financial statement purposes. The remaining balances of $1,032,000, $737,000, and $919,000, respectively, were capitalized for financial statement purposes.

     Interest income for the years ended December 31, 2000, 1999 and 1998 was $92,000, $92,000, and $72,000, respectively.

     ORP's administrative expenses for the years ended December 31, 2000, 1999 and 1998 were $194,000, $170,000, and $271,000, respectively. Administrative expenses in 1998 included legal fees associated with ORP's securities filings and responses to a tender offer for assignee units made during 1998 by unaffiliated entities. Such legal fees were not incurred in 2000 or 1999.

     In the aggregate, the net income, after debt service, refurbishment expenses, and other deductions, reported by ORP for the year ended December 31, 2000 of $1,073,000, reflects an increase of $449,000, or 72%, from net income of $624,000 at December 31, 1999. The increase is primarily attributed to improvement in property operations and a reduction in refurbishment expenses.

THE MATTERS DISCUSSED IN THIS REPORT CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS AND INVOLVE RISKS AND UNCERTAINTIES (INCLUDING CHANGING MARKET CONDITIONS, COMPETITIVE AND REGULATORY MATTERS, ETC.) DETAILED IN THE DISCLOSURE CONTAINED IN THIS REPORT AND THE OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION MADE BY THE PARTNERSHIP FROM TIME TO TIME. THESE FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AND WILL BE AFFECTED BY A VARIETY OF RISKS AND FACTORS. THESE STATEMENTS ARE SUBJECT TO MANY UNCERTAINTIES AND RISKS, AND SHOULD NOT BE CONSIDERED GUARANTEES OF FINANCIAL PERFORMANCE. READERS SHOULD REVIEW CAREFULLY ORP's FINANCIAL STATEMENTS AND THE NOTES THERETO, AS WELL AS RISK FACTORS DESCRIBED IN THE SEC FILINGS. ORP DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS REPORT WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF ORP.



Report of Independent Auditors


To the Partners and Assignee Unit Holders of Oxford Residential Properties I Limited Partnership:

   We have audited the accompanying consolidated balance sheet of Oxford Residential Properties I Limited Partnership and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in partners' capital and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Oxford Residential Properties I limited Partnership and subsidiaries as of and for the years ended December 31, 1999 and 1998 were audited by other auditors whose report thereon, dated January 28, 2000, expressed an unqualified opinion.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Residential Properties I Limited Partnership and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.


/s/ Reznick Fedder & Silverman, P.C.

Reznick Fedder & Silverman, P.C.

Bethesda, Maryland
January 24, 2001

Oxford Residential Properties I Limited Partnership and Subsidiaries

Consolidated Balance Sheets (in thousands, except Assignee Unit data)

December 31,                                               2000      1999
-------------------------------------------------------------------------------

Assets
Investment properties, at cost
   Land                                                   $3,681    $ 3,681
   Buildings and improvements, net of accumulated
   depreciation of $18,726 and $17,361, respectively      19,531     19,864

-------------------------------------------------------------------------------

   Total Investment Properties                            23,212     23,545
-------------------------------------------------------------------------------

Cash and cash equivalents                                  1,599      1,322
Working capital reserve                                       --         22
Tenant security deposits                                     196        178
Deferred costs, net of amortization of $2,726 and
   $2,657, respectively                                      191        260
Other assets                                               1,224      1,009
-------------------------------------------------------------------------------

                                                           3,210      2,791
-------------------------------------------------------------------------------

   Total Assets                                           $26,422   $26,336
-------------------------------------------------------------------------------

Liabilities and Partners' Capital
Liabilities
   Mortgage notes payable                                 $19,887   $20,341
   Accounts payable and accrued expenses                     433        380
   Distributions payable                                   1,150        355
   Other liabilities                                       1,037        871
   Tenant security deposits                                  196        178
-------------------------------------------------------------------------------

   Total Liabilities                                      22,703     22,125
-------------------------------------------------------------------------------

Commitments and contingencies (Notes 10 and 11)

Partners' (Deficit) Capital
   General Partners                                         (990)   (1,011)
   Assignor Limited Partner                                    1         1
   Assignee Unit Holders (25,714 Assignee Units issued
     and 23,558 outstanding for 2000; 23,667
     outstanding for 1999)                                  4,708     5,221
-------------------------------------------------------------------------------

   Total Partners' Capital                                  3,719     4,211
-------------------------------------------------------------------------------

   Total Liabilities and Partners' Capital                $26,422   $26,336
-------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries

Consolidated  Statements  of  Operations

(in thousands, except Net Income per Assignee Unit and Weighted average number of Assignee Units Outstanding)


For the Years Ended December 31,                   2000      1999      1998
-------------------------------------------------------------------------------
Apartment Revenues
  Rental income                                  $8,102    $7,738     $7,435
  Other income                                      305       318        283
-------------------------------------------------------------------------------

   Total Apartment Revenues                       8,407     8,056      7,718
-------------------------------------------------------------------------------

Apartment Expenses
  Maintenance                                     1,297     1,273      1,199
  Operating                                         695       645        603
  Administrative                                    596       525        469
  Property management fees                          413       396        383
  Property taxes                                    827       839        839
  Marketing                                         125       131        134
-------------------------------------------------------------------------------

   Total Apartment Expenses                       3,953     3,809      3,627
-------------------------------------------------------------------------------

Net Operating Income                              4,454     4,247      4,091
-------------------------------------------------------------------------------
Other Deductions
  Interest expense                                1,659     1,694      1,727
  Depreciation and amortization                   1,434     1,347      1,348
  Refurbishment expenses                            186       504        403
  Partnership administrative expenses               194       170        271
  Interest income                                   (92)      (92)       (72)
-------------------------------------------------------------------------------

   Total Other Deductions                         3,381     3,623      3,677
-------------------------------------------------------------------------------

Net Income                                       $1,073    $   624   $   414
-------------------------------------------------------------------------------

Net Income  Allocated to Assignee Unit Holders   $1,052    $   611   $   406
-------------------------------------------------------------------------------

Net Income  per Assignee Unit                     $44.60    $25.63    $16.71
-------------------------------------------------------------------------------

Weighted Average Number of Assignee Units        23,584    23,850
Outstanding                                                           24,281
-------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries

Consolidated Statement of Partners' (Deficit) Capital (in thousands)


                                       Limited Partners' Interest

For the Years Ended December 31,         Assignee        Assignor        General
2000, 1999 and 1998                    Unit Holders   Limited Partner    Partners    Total
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Balance, January 1, 1998                  $5,990            $1           $(1,032)   $4,959
-----------------------------------------------------------------------------------
Net income                                 406                                 8       414
Distributions to Assignee Unit Holders    (726)                                       (726)
Redemption of Assignee Units              (112)                                       (112)
-----------------------------------------------------------------------------------
Balance, December 31, 1998              $5,558              $1           $(1,024)   $4,535
-----------------------------------------------------------------------------------
 Net income                                611                                13       624
Distributions to Assignee Unit Holders    (712)                                       (712)
Redemption of Assignee Units              (236)                                       (236)
-----------------------------------------------------------------------------------
Balance, December 31, 1999              $5,221              $1           $(1,011)   $4,211
-----------------------------------------------------------------------------------
Net income                               1,052                                21     1,073
Distributions to Assignee Unit Holders  (1,503)                                     (1,503)
Redemption of Assignee Units               (62)                                        (62)
-----------------------------------------------------------------------------------
Balance, December 31, 2000              $4,708              $1             $(990)   $3,719
-----------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Oxford Residential Properties I Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)


For the Years Ended December 31,               2000          1999        1998
-------------------------------------------------------------------------------

Operating Activities
    Net Income                                $1,073       $   624     $   414
    Adjustments to reconcile net income
         to net cash provided by operating
         activities:
         Depreciation and amortization         1,434         1,347       1,348
    Changes in assets and liabilities
         Tenant security deposits liability       18             2          13
         Tenant security deposits                (18)           (2)        (13)
         Other assets                           (215)          (28)         47
         Accounts payable and accrued expenses    53            (2)        (89)
         Other liabilities                       166           159         152
-------------------------------------------------------------------------------
Net cash provided by operating activities      2,511         2,100       1,872
-------------------------------------------------------------------------------

Investing activities
    Working capital reserve                       22            41        372
    Additions to investment properties        (1,032)         (737)      (919)
-------------------------------------------------------------------------------

Net cash used in investing activities         (1,010)         (696)      (547)
-------------------------------------------------------------------------------

Financing activities
    Distributions paid                          (708)         (719)      (608)
    Mortgage principal paid                     (454)         (415)      (385)
    Redemption of Assignee Units                 (62)         (236)      (112)
-------------------------------------------------------------------------------

Net cash used in financing activities         (1,224)       (1,370)    (1,105)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents        277            34        220
Cash and cash equivalents, beginning of year   1,322         1,288      1,068
-------------------------------------------------------------------------------
Cash and cash equivalents, end of year        $1,599        $1,322     $1,288
-------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Partnership Organization

     Oxford Residential Properties I Limited Partnership ("ORP" or the "Partnership") is a Maryland limited partnership formed on January 19, 1984, to acquire, own and operate residential properties. The Partnership began operations in September 1984 and will continue until December 31, 2027, unless terminated earlier under the provisions of the Partnership Agreement.

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

     The Partnership sold $25,714,000 in Assignee Unit interests in a public offering that concluded in October 1985. There is currently no established public market in which the Assignee Units are traded. During the period from July 1995 through December 31, 2000, ORP purchased, in the aggregate, 2,156 Assignee Units.

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

   Change in Control of Managing General Partner. On September 20, 2000, Apartment Investment and Management Company ("AIMCO") acquired a 100% ownership interest in Oxford Realty Financial Group, Inc. ("ORFG"), the sole shareholder of the Managing General Partner, as well as other interests in various Oxford entities. As a result AIMCO controls the Managing General Partner and thereby controls the management of ORP and its four investment properties. In addition, in connection with this transaction, AIMCO acquired 4,997 assignee units or approximately 21% of ORP through an ORFG affiliate. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

   AIMCO, a publicly-traded real estate investment trust headquartered in Denver, Colorado, owns and manages a geographically diversified portfolio of approximately 365,000 apartments and is one of the largest owners and managers of apartment communities in the nation. Affiliates of AIMCO had prior to AIMCO's acquisition served, and continue to serve, as the property manager for all four of the Partnership's investment properties.

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

     Depreciation and amortization. For financial reporting purposes, depreciation of buildings and improvements is calculated based upon cost less the estimated salvage value on a straight-line basis over the estimated useful life of the property of 25 years. Personal property is depreciated on a straight-line basis over five years. For income tax reporting purposes, depreciation of buildings, improvements, and personal property is calculated using the accelerated cost recovery methods, as provided in Section 168 of the Internal Revenue Code. Effective January 1, 2001, the four operating partnerships, which comprise ORP, changed their method of capitalizing fixed assets consistent with the policies of their new Managing General Partner. See further discussion under Note 11.

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

     Income taxes. No provision has been made for federal, state, or local income taxes in the consolidated financial statements of the Partnership, since the partners and the Assignee Unit Holders are required to report on their individual tax returns their allocable share of income, gains, losses, deductions, and credits of the Partnership. The Partnership's tax return is prepared on the accrual basis.

     Statements of cash flows. Since the consolidated statements of cash flows are intended to reflect only cash receipts and cash payment activity, the statements do not reflect investing and financing activity that affect recognized assets or liabilities that do not result in cash receipts or cash payments. This noncash activity consists of distributions payable of $1,150,000, $355,000, and $361,000 at December 31, 2000, 1999 and 1998, respectively.

     Interest on mortgage loans paid in 2000, 1999 and 1998 was $1,659,000, $1,694,000, and $1,727,000, respectively.

     Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and government money market funds stated at cost, which approximates market value, with original maturities of three months or less at the date of purchase.

   Segment Reporting. Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note 3.  Working Capital Reserve

     Working Capital Reserve. The Partnership established an initial working capital reserve in the amount of $1,286,000 in 1985 from net offering proceeds received in excess of investment properties acquired. Funds in the reserve, which are invested in United States Treasury Bills, are stated at cost, which approximates market value. The Partnership Agreement permits additions to the reserve of such amounts derived from the operations of residential properties as deemed advisable by the Managing General Partner. All funds held in the working capital reserve are available to fund renovations and repairs, operating deficits, and other contingencies of the residential properties. Funds held in the working capital reserve also can be used to supplement distributions to the Assignee Unit Holders. The working capital reserve was fully utilized by December 31, 2000.

Note 4.  Investment Properties

Information regarding the four investment properties is listed below.

Schedule of Carrying Values (in thousands)
-------------------------------------------------------------------------------
                                     Date of    Purchase   Carrying    No. of
Property                           Acquisition  Price      Values      Units
-------------------------------------------------------------------------------

Fairlane East
Dearborn, Michigan                  12/23/85   $12,100   $  8,525        244

The Landings
Indianapolis, Indiana               10/31/84     4,050      2,938        150

Raven Hill
Burnsville, Minnesota               12/24/86    12,159      6,985        304

Shadow Oaks
Tampa, Florida                       2/07/85     7,138      4,764        200
                                              ---------------------------------

                                               $35,447    $23,212        898
                                              =================================



Reconciliation of Real Estate (in thousands)
-------------------------------------------------------------------------------

For the Years Ended December 31,                 2000       1999       1998
-------------------------------------------------------------------------------

Balance, beginning of period                   $40,906    $40,169     $39,250

Capitalized Improvements                         1,032        737         919
                                              ---------------------------------

Balance, end of period                         $41,938    $40,906     $40,169
                                              =================================



Reconciliation of Accumulated
Depreciation (in thousands)
-------------------------------------------------------------------------------

For the Years Ended December 31,                 2000       1999       1998
-------------------------------------------------------------------------------

Balance, beginning of period                   $17,361    $16,077     $14,827

Depreciation expense for period                  1,365      1,284       1,250
                                              ---------------------------------

Balance, end of period                         $18,726    $17,361     $16,077
                                              =================================

For the Year Ended December 31, 2000 (in thousands)

                                      Initial Costs
                                      To Partnership
                                   --------------------
                                                             Costs
                                                          Capitalized
                                           Buildings &    Subsequent
Description           Encumbrances  Land  Improvements  To Acquisition(2)
------------------------------------------------------------------------

Fairlane East Apts.   $  9,138     $1,251   $11,159        $ 3,039
Dearborn, Michigan
(244 units - garden
apartments)

The Landings             3,012        552     3,594          1,208
Indianapolis, Indiana
(150 units - garden
apartments)

Raven Hill Apts.         4,602        909    11,603            112 (4)
Burnsville, Minnesota
(304 units - garden
apartments)

Shadow Oaks Apts.        3,135        962     6,636            913
Tampa, Florida
(200 units - garden
apartments)

                      --------------------------------------------------
TOTAL                  $19,887      $3,674  $32,992        $ 5,272
                      ==================================================


                                         Gross Amount Carried at
                                           Close of Period (1)                            Life upon which
                                                                                          Depreciation in
                                                                                           Latest Income
                                Buildings &             Accumulated   Date of     Date      Statement is
Description             Land   Improvements(3)  Total   Depreciation   Const.    Acquired  Computed (Years)

Fairlane East Apts.    $1,251    $14,198      $15,449    $  6,924       1973     12/23/85       5-25
Dearborn, Michigan
(244 units - garden
apartments)

The Landings              562      4,792        5,354       2,416       1974     10/31/84       5-25
Indianapolis, Indiana
(150 units - garden
apartments)

Raven Hill Apts.          909     11,715       12,624       5,639       1971     12/24/86       5-25
Burnsville, Minnesota
(304 units - garden
apartments)

Shadow Oaks Apts.         959      7,552        8,511       3,747       1984      2/07/85       5-25
Tampa, Florida
(200 units - garden
apartments)

TOTAL                  $3,681    $38,257      $41,938    $18,726

(1) No material intercompany profits are included in the carrying value of real estate apartment properties.

(2)  Net of seller guarantee payments.

(3)  The aggregate cost for federal income tax purposes is $45,030,000.

(4)  Includes a reduction in carrying value of $2,840,000 recorded in 1991.

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

      The profits for tax purposes from the sale or liquidation of all or substantially all of the Partnership's assets will be allocated as follows:

      (1) the portion of the profits attributable to the excess of the indebtedness of the investment property prior to its sale over the Partnership's adjusted basis in such property will be allocated to each Assignee Unit Holder having a negative capital account balance, to the extent of such negative balance, in the proportion that the negative balance of each Assignee Unit Holder's capital account bears to the aggregate negative balances of all the Assignee Unit Holders; and

      (2) the remainder will be allocated among the Partners and Assignee Unit Holders in proportion to the amount of sale or refinancing proceeds, which was distributed to them in connection with the sale of the investment property or liquidation of the Partnership.

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

Note 6.  Mortgage Notes Payable

      Effective January 12, 1994, separate mortgage loans were made to each of the four new ownership entities in the aggregate original principal amount of $22,362,000. These mortgage loans are not cross-collateralized, nor are they cross-defaulted. Each note bears interest at a fixed rate of 8.25% per annum and matures on February 11, 2004. The total monthly principal and interest payment is $176,000. As of December 31, 2000, the total outstanding balance of the four mortgage notes payable was $19,887,000. The properties are in compliance with their respective loan agreements as of December 31, 2000.

The individual outstanding mortgage notes payable as of December 31, 2000 and 1999 and monthly debt service are as follows:

                                                 Outstanding    Outstanding
                                                  Mortgage       Mortgage      Monthly
Property Collateralizing Debt (in thousands)        2000           1999     Debt Service(1)

Fairlane East, Dearborn, Michigan                $  9,138       $  9,347       $  81
The Landings, Indianapolis, Indiana                 3,012          3,081          26
Raven Hill, Burnsville, Minnesota                   4,602          4,707          41
Shadow Oaks, Tampa, Florida                         3,135          3,206          28

                                                  $19,887        $20,341        $176

(1) Includes principal and interest.

Principal amortization (in thousands) over the next five years is as follows:

                Year                   Amortization

                2001                       $494
                2002                       $536
                2003                       $582
                2004 (maturity)         $18,275

     The mortgage notes require the establishment and maintenance of escrow subaccounts for each property. These subaccounts are the Basic Carrying Costs
Subaccount, the Debt Service Payment Subaccount, the Recurring Replacement Reserve Subaccount, the Operations and Maintenance Expense Subaccount, the Liquidity Reserve Subaccount, and the Curtailment Reserve Subaccount. The Basic Carrying Costs Subaccount and Liquidity Reserve Subaccount were initially funded in full out of loan proceeds for all properties at the mortgage closing. A temporary Engineering/Capital Replacement Reserve Subaccount was also established at closing for all properties, except Shadow Oaks, to pay for necessary capital improvements identified during the lender's due diligence review of the properties. The permanent subaccounts, except the Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount, will hereafter be directly funded and maintained monthly, as needed, from property income (except security deposits), in accordance with formulas established in the loan agreement and based on expenditures required in the following month. The Operations and Maintenance Expense Subaccount and the Curtailment Reserve Subaccount would be established if the borrowers have not provided a written commitment for the refinancing of the existing loans on or before six months prior to the maturity dates of the existing loans. The subaccounts will be funded monthly in the order listed above, except for certain changes that may occur in the year prior to maturity of the respective loans. Excess income from each property is distributed to the applicable borrower after all subaccounts that must be funded at that time have been fully funded in the given month, according to the terms of the Loan Agreement. As of December 31, 2000 and 1999, the escrow subaccounts totaled $1,082,000, and 722,000, respectively, and are included in Other Assets in the accompanying Consolidated Balance Sheets.

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

     Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances for activities directly related to the Partnership, which were not covered separately by fees. Total reimbursements to this affiliate for the years ended December 31, 2000, 1999 and 1998 were $54,000, $82,000, and $116,000, respectively, for administrative and accounting related costs.

   An affiliate of the Managing General Partner, NHP Management Company performs property management services for the four ORP investment properties. See Note 8.

    Tender Offer. In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,152 Assignee Units in the Partnership representing approximately 47.34% of the outstanding units. 4,997 Assignee Units are owned by ORP Acquisition Partners Limited Partnership, an entity in which AIMCO indirectly owns a 100% beneficial interest, and 6,155 Assignee Units are owned by AIMCO/Bethesda Holdings Acquisition, Inc. ("AIMCO/Bethesda"). AIMCO/Bethesda acquired 1,098 Assignee Units on September 28, 2000 at a purchase price of $845 per assignee unit from unaffiliated third parties and 5,057 of Assignee Units pursuant to a tender offer commenced on October 10, 2000. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 47.34% of the outstanding Assignee Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note 8.  Other Liabilities

     Other Liabilities. Under the Property Management Agreements with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Property management fees of $166,000, $159,000, and $153,000 for the years ended December 31, 2000, 1999 and 1998, respectively, have been deferred and the total amount deferred at December 31, 2000 and 1999 was $1,037,000 and $871,000, respecitively.

Note 9.  Taxable Income (Loss)

     A reconciliation of the major differences between net income for the consolidated financial statements and net income (loss) for tax purposes is as follows:


                                               (in thousands, except for Assignee Unit data)
December 31,                                            2000         1999        1998

Net Income per consolidated financial statements       $1,073     $    624     $    414
Excess tax depreciation                                  (573)        (527)        (453)

Net income (loss) for tax reporting purposes           $  500     $     97     $    (39)

Per Weighted Average Assignee Unit:

Net income per consolidated financial statements       $ 44.60    $  25.63     $   16.71
Excess tax depreciation                                 (23.81)     (21.55)       (18.27)

Net income (loss) for tax reporting purposes           $ 20.79    $   4.08     $   (1.56)

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

Note 11.  Subsequent Events

     On February 28, 2001, ORP made a semi-annual cash distribution of approximately $1,150,000 or $48.82 per Assignee Unit to Assignee Unit Holders of record as of December 31, 2000.

   Effective January 1, 2001, the four properties comprising the ORP portfolio changed their thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment real estate, and changed their method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting.Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. In the first quarter of 2001, ORP will recognize a cumulative effect adjustment of approximately $1,165,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods, and will be included in net income in the first quarter of 2001. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and Affiliates.

   Had these changes been implemented on January 1, 2000, the effect of the change for the year would have been to increase net income for the year ended December 31, 2000 by approximately 3.4% or $36,000 ($1.50 per Assignee Unit).

Note 12.  Selected Quarterly Financial Data (Unaudited)

   The following is a summary of the unaudited 2000 quarterly results of operations for the Partnerhsip (in thousands, except per unit data):

                                   First      Second     Third     Fourth
                                  Quarter     Quarter   Quarter    Quarter    Total
--------------------------------------------------------------------------------------
Total Apartment Revenues            $2,013    $ 2,111   $  2,135   $ 2,148   $ 8,407
Total Apartment Expenses               906        992      1,057       998     3,953
                                ------------------------------------------------------
Net Operating Income                 1,107      1,119      1,078     1,150     4,454
Other Deductions                       798        825        929       829     3,381
                                ------------------------------------------------------
Net Income                          $  309    $   294   $    149   $   321   $ 1,073
                                ======================================================
Net Income Allocated to Assignee
Units                               $  303    $   288   $    146   $   315   $ 1,052
                                ======================================================
Net Income per Assignee Unit        $12.80    $ 14.27   $   6.19   $ 13.35   $ 44.60
                                ======================================================

Distribution Information


The  following  table sets  forth,  on a  semiannual  basis,  all  distributions declared since inception of the Partnership.
                                                        Amount Distributed (1)
                                            Assignee      Per Assignee
          Six months ended (1)          Units Outstanding     Unit      Investors (2)
2000
          December 31, 2000                  23,558     $    48.82     $1,150,000
          June 30, 2000                      23,558     $    15.00     $  353,370

1999
          December 31, 1999                  23,667     $    15.00     $  355,005
          June 30, 1999                      23,818     $    15.00     $  357,270

1998
          December 31, 1998                  24,091     $    15.00     $  361,365
          June 30, 1998                      24,325     $    15.00     $  364,875

1997
          December 31, 1997                  24,325     $    10.00     $  243,250
          June 30, 1997                      24,657     $    10.00     $  246,570

1996
          December 31, 1996                  24,657     $     7.50     $  184,928
          June 30, 1996                      24,946     $     7.50     $  187,095

1995
          For the year ended                 25,450     $    12.50     $  317,465

1994
          For the year ended                 25,714     $    10.00     $  257,140

1993
          For the year ended                 25,714     $    10.00     $  257,140

1992
          For the year ended                 25,714     $      N/A     $   N/A

1991
          For the year ended                 25,714     $      N/A     $   N/A

1990
          For the year ended                 25,714     $   10.00      $  257,140

1989
          For the year ended                 25,714     $   15.00      $  385,710

1988
          For the year ended                 25,714     $   25.00      $  642,849

1987
          For the year ended                 25,714     $   44.72      $1,150,012

1986
          For the year ended                 25,714     $   45.76      $1,176,612

1985
          December 31, 1985 (3)              25,714     $   12.93      $  332,381

Total                                                   $ 344.73       $8,580,177

(1) Distributions in all cases were paid in the second month following the six-month period to which the distribution relates.

(2)  The  aggregate   amount   distributed  to  Investors   since  inception  is
     approximately   $8,580,177,   or  approximately   33%,  of  their  original
     investment.

(3)  Assumes Investors were admitted in July 1985.

General Partnership Information


Advisor
Merrill Lynch, Hubbard Inc.
New York, New York

Selling Agent
Merrill Lynch, Pierce, Fenner & Smith, Incorporated
New York, New York

Legal Counsel
Shaw, Pittman, Potts & Trowbridge
Washington, D.C.

Independent Accountants
Reznick, Fedder & Silverman
Washington, D.C.

Transfer Agent and Registrar
MMS Escrow & Transfer Agency, Inc.
P.O. Box 7090
Troy, Michigan 48007-9921

Managing General Partner
Oxford Residential Properties I Corporation
7200 Wisconsin Avenue, 11th Floor
Bethesda, Maryland 20814

The Annual Report on Form 10-K for the Year Ended December 31, 2000, filed with Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:

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


|X|To cover  the  costs  associated  with  processing  transfers,  MMS  Escrow &
   Transfer Agency, Inc. ("MMS"), the transfer agent for ORP, charges $25 for each transfer of ORP Assignee Units between related parties, and $50 per seller for each transfer for consideration (sale). The only exception is a transfer to a surviving joint holder of Assignee Units when the other joint holder dies, in which case no fee is charged. MMS charges $150 for the conversion of Assignee Units into a limited partner interest.

|X|To transfer ownership of Assignee Units held in a Merrill Lynch account, please have your Merrill Lynch financial consultant contact Merrill Lynch Partnership Operations in New Jersey at (201) 557-1619 to request the necessary transfer documents. Merrill Lynch Partnership Operations will only accept calls from your financial consultant. YOU MUST HAVE THE PROPER TRANSFER DOCUMENTS FROM MERRILL LYNCH TO EFFECT A TRANSFER. Your financial consultant must contact Partnership Operations, as ORP Investor Services does not send out transfer papers for Assignee Units held in a Merrill Lynch account.

|X|Investors who no longer hold their Assignee Units in a Merrill Lynch account should contact ORP Investor Services at (248) 614-4550 or P.O. Box 7090, Troy, Michigan 48007-9921, to obtain transfer documents. YOU MUST OBTAIN THE PROPER TRANSFER DOCUMENTS FROM ORP INVESTOR SERVICES TO EFFECT A TRANSFER OF ASSIGNEE UNITS, WHICH YOU HOLD PERSONALLY.

|X|To redeposit your ORP units into a Merrill Lynch  account,  please notify ORP
   Investor Services in writing after the Merrill Lynch account has been opened. ORP Investor Services will then instruct Merrill Lynch to deposit the Assignee Units into the account.

|X|Please remember to notify ORP Investor Services in writing at the address below or by calling (248) 614-4550 in the event you change your mailing address or your financial consultant. We can then continue to provide you and your representative with timely information about your investment in Oxford Residential Properties I Limited Partnership.

   The Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, is available to Assignee Unit Holders and may be obtained by writing:


                                Investor Services
                Oxford Residential Properties I Limited Partnership
                                   P.O. Box 7090
                            Troy, Michigan 48007-9921

                                 (248) 614-4550