Form 10QSB
period 2001-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2001-05-15
CIK 744786

May    , 2001



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Oxford Residential Properties I Limited Partnership
      Form 10-QSB
      File No. 0-14533


To Whom it May Concern:

The accompanying Form 10-QSB for the quarter ended March 31, 2001 describes a change in the method of accounting to capitalize expenditures for certain replacements and improvements, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



/s/Stephen Waters
Real Estate Controller

     FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report



                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                   For the quarterly period ended March 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-14533


               OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)



          Maryland                                               52-1322906
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)


                                 (864) 239-1000
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS


a)

                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
  Cash and cash equivalents                                                   $  1,013
  Tenant security deposits                                                         136
  Deferred costs, net of amortization of $2,742                                    175
  Other assets                                                                   1,368
  Investment properties:
   Land                                                         $ 3,681
   Buildings and improvements                                     40,249
                                                                  43,930
   Less accumulated depreciation                                 (19,606)       24,324
                                                                              $ 27,016
Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable and accrued expenses                                        $ 663
  Tenant security deposits                                                         195
  Other liabilities                                                              1,079
  Due to general partner                                                            82
  Mortgage notes payable                                                        19,767

Partners' (Deficit) Capital
  General partners                                               $ (960)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                 6,189         5,230
                                                                              $ 27,016

            See Accompanying Notes to Consolidated Financial Statements


b)

                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2001          2000
Revenues:
  Rental income                                               $ 2,091       $ 1,947
  Other income                                                    117            84
      Total revenues                                            2,208         2,031

Expenses:
  Operating                                                       815           756
  Property taxes                                                  224           176
  Interest                                                        427           435
  Depreciation                                                    318           310
  General and administrative                                       33            45
      Total expenses                                            1,817         1,722

Income before cumulative effect                                   391           309
Cumulative effect on prior years of a change in
  accounting principle for the cost of capital
  improvements and replacements                                 1,120            --

Net income                                                    $ 1,511        $ 309

Net income allocated to general partner                        $ 30           $ 6

Net income allocated to assignee unit holders                   1,481           303

                                                              $ 1,511        $ 309
Per assignee unit:
  Income before cumulative effect                             $ 16.26       $ 12.80
  Cumulative effect on prior years of a change in
   accounting principle for the cost of capital
   improvements and replacements                                46.61            --

Net income                                                    $ 62.87       $ 12.80

Weighted average number of assignee units outstanding          23,558        23,639

Proforma amounts assuming the new accounting principle
  was  applied  retroactively:
   Net income                                                  $ 391         $ 282
   Net income per limited partnership unit                    $ 16.26       $ 11.93

            See Accompanying Notes to Consolidated Financial Statements


c)

                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                                   (in thousands)



                                                    Limited Partners' Interests

                                     General        Assignee        Assignor
                                     Partners     Unit Holders   Limited Partner    Total

Partners' (deficit) capital
  at December 31, 2000                $ (990)         $ 1            $ 4,708       $ 3,719

Net income for the three
  months ended March 31, 2001             30             --            1,481         1,511

Partners' (deficit) capital
  at March 31, 2001                   $ (960)         $ 1            $ 6,189       $ 5,230

            See Accompanying Notes to Consolidated Financial Statements


d)

                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $ 1,511       $ 309
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   318          310
     Amortization of loan costs                                      16           17
     Cumulative effect on prior years of a change in
      accounting principle for the costs of capital
      improvements and replacements                              (1,120)          --
     Changes in assets and liabilities:
      Tenant security deposits liability                             (1)          19
      Tenant security deposits                                       60          (19)
      Other assets                                                 (144)        (197)
      Accounts payable and accrued expenses                         230           84
      Other liabilities                                              42           40
          Net cash provided by operating activities                 912          563

Cash flows from investing activities:
  Working capital reserve                                            --           22
  Capital improvements and replacements                            (310)         (76)
          Net cash used in investing activities                    (310)         (54)

Cash flows from financing activities:
  Distributions paid                                             (1,150)        (355)
  Payments on mortgage notes payable                               (120)        (110)
  Due to general partner                                             82           --
  Purchase of assignee units                                         --          (34)
          Net cash used in financing activities                  (1,188)        (499)

Net (decrease) increase in cash and cash equivalents               (586)          10
Cash and cash equivalents at beginning of period                  1,599        1,322

Cash and cash equivalents at end of period                      $ 1,013      $ 1,332

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 409        $ 418

            See Accompanying Notes to Consolidated Financial Statements

e)

                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Certain reclassifications have been made to the 2000 amounts to conform to the 2001 presentation.

Note B - Transfer of Control

On September 20, 2000, Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, acquired 100% ownership interest in Oxford Realty Financial Group, Inc. ("ORFG"), the sole shareholder of the Managing General Partner, as well as other interests in various Oxford entities. As a result, AIMCO controls the Managing General Partner and thereby controls the management of ORP and its four investment properties. In addition, in connection with this transaction, AIMCO acquired 4,997 assignee units or approximately 21% of ORP through an ORFG affiliate. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliates

The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which are not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the three month period ended March 31, 2001, were approximately $11,000 for administrative and accounting related costs, compared to $18,000 for the same period in 2000.


Under the Property Management Agreement with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Total property management fees of approximately $106,000 and $99,000 for the three months ended March 31, 2001 and 2000, respectively, were charged to expense and are included in operating expense on the consolidated statement of operations. Property management fees of approximately $42,000 and $40,000 for the three month periods ended March 31, 2001 and 2000, respectively, have been deferred and are included in other liabilities on the accompanying consolidated balance sheet.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,152 Assignee Units in the Partnership representing approximately 47.34% of the outstanding units. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 47.34% of the outstanding Assignee Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note D - Segment Reporting

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

Note E - Distributions

During  the  three  months  ended  March  31,  2001,  the  Partnership   paid  a
distribution of $1,150,000 to the limited partners ($48.82 per limited partnership unit). This distribution was accrued as of December 31, 2000. During the three months ended March 31, 2000, the Partnership paid a distribution of $355,000 to the limited partners ($15.00 per assignee unit). This distribution was accrued as of December 31, 1999.

Note F - Change in Accounting Principle

Effective January 1, 2001, the four properties comprising the ORP portfolio changed their thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment real estate, and changed their method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. In the first quarter of 2001, ORP recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with financial statements and other items contained elsewhere in this report.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      The Landings Apartments                       90%        87%
        Indianapolis, Indiana
      Shadow Oaks Apartments                        92%        94%
        Tampa, Florida
      Raven Hill Apartments                         99%        98%
        Burnsville, Minnesota
      Fairlane East Apartments                      97%        92%
        Dearborn, Michigan

The Managing General Partner attributes the increase in average occupancy at The Landings Apartments to aggressive marketing efforts.

The Managing General Partner attributes the increase in average occupancy at Fairlane East Apartments to an overall improvement in the local market.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $1,511,000 compared to net income for the three months ended March 31, 2000 of approximately $309,000. The increase in net income is primarily due to the recognition of approximately $1,120,000 of a cumulative effect on prior years of a change in accounting principle as discussed below. Income before the cumulative effect on prior years of a change in accounting principle was approximately $391,000 and $309,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in income was primarily due to an increase in total revenues partially offset by an increase in total expenses.

The increase in total revenues is due to an increase in rental income and other income. The increase in rental income is due to an increase in occupancy at three of the Partnership's investment properties and an increase in average rental rates at all of the Partnership's investment properties.

The increase in total expenses is primarily due to an increase in operating and property tax expense. The increase in operating expense is primarily due to increases in utilities and contract common area maintenance at Raven Hill Apartments. The increase in property tax expense is primarily due to the receipt of a refund in February 2000 for The Landings Apartments and the timing of the receipt of property tax billings for Fairlane East Apartments which affected the recording of the accrual at both March 31, 2001 and 2000.

Effective January 1, 2001, the four properties comprising the ORP portfolio changed their thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment real estate, and changed their method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. In the first quarter of 2001, ORP recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $1,013,000 compared to approximately $1,332,000 at March 31, 2000. The decrease in cash and cash equivalents for the three months ended March 31, 2001 from the Partnership's year ended December 31, 2000 was approximately $586,000. This decrease is due to approximately $1,188,000 of cash used in financing activities and approximately $310,000 of cash used in investing activities partially offset by approximately $912,000 of cash provided by
operating   activities.   Cash  used  in  financing   activities   consisted  of
distributions paid to the partners and principal payments on the mortgages encumbering the investment properties partially offset by advances made by the General Partner. Cash used in investing activities consisted of capital improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

The Landings Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $318,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include hot water heater replacement, soffit, stairwell and balcony improvements, window replacements, outdoor recreational facility improvements, major landscaping and irrigation improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior painting. During the three months ended March 31, 2001, the Partnership completed approximately $102,000 of capital improvements at The Landings Apartments, consisting primarily of floor covering replacement, water heater replacements, structural improvements and plumbing improvements. These improvements were funded from operating cash flow and replacement reserves.

Shadow Oaks Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $267,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include soffit, exterior painting, major landscaping and irrigation improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior painting. During the three months ended March 31, 2001, the Partnership completed approximately $143,000 of capital improvements at Shadow Oaks Apartments, consisting primarily of exterior painting, plumbing improvements, furniture and fixtures and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves.

Raven Hill Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $487,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include gutters, plumbing and electrical enhancements, outdoor recreational facility improvements, major landscaping and irrigation improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior painting. During the three months ended March 31, 2001, the Partnership completed approximately $27,000 of capital improvements at Raven Hill Apartments, consisting primarily of floor covering replacement and heating improvements. These improvements were funded from operating cash flow.

Fairlane East Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $570,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include gutters, HVAC replacement, exterior painting, balcony improvements, parking lot enhancements, major landscaping, irrigation and draining improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior painting. During the three months ended March 31, 2001, the Partnership completed approximately $38,000 of capital improvements at Fairlane East Apartments, consisting primarily of floor covering replacement and recreational facility improvements. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,767,000 requires monthly payments of principal and interest and matures February 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

During  the  three  months  ended  March  31,  2001,  the  Partnership   paid  a
distribution of $1,150,000 to the limited partners ($48.82 per limited partnership unit). This distribution was accrued as of December 31, 2000. During the three months ended March 31, 2000, the Partnership paid a distribution of $355,000 to the limited partners ($15.00 per assignee unit). This distribution was accrued as of December 31, 1999.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,152 Assignee Units in the Partnership representing approximately 47.34% of the outstanding units. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 47.34% of the outstanding Assignee Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 3.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 16, Letter dated March 15, 2001, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant.

            b)    Reports on Form 8-K filed in the first quarter of 2001:

                  None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP


                              By:Oxford Residential Properties I Corporation
                                 Managing General Partner


                             By: /s/Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President


                              By:/s/Martha L. Long
                                 Martha L. Long
                                 Senior Vice President
                                 and Controller


                              Date:

                                                                      Exhibit 16

March 15, 2001



Mr. Patrick J. Foye
Executive Vice President
Oxford Residential Properties I Corporation
Managing General Partner of Oxford Residential
  Properties I Limited Partnership
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note F of Notes to the Financial Statement of Oxford Residential Properties I Limited Partnership included in its Form 10-QSB for the quarter ended March 31, 2001 describes a change in the method of accounting to change the thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment in real estate, and change the method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting which would have been expensed under the old policy. You have advised us that you believe that the change is the preferable method in your circumstances because it provides a better matching of expenses with related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances, however, we conclude that the change in the method of accounting to change the thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment in real estate, and change the method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting is an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

Very truly yours,



/s/Reznick Fedder and Silverman