Form 10QSB
period 2001-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2001-08-14
CIK 744786

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


                 For the quarterly period ended June 30, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2001



Assets
  Cash and cash equivalents                                                   $ 1,745
  Tenant security deposits                                                         134
  Deferred costs, net of amortization of $2,758                                    159
  Other assets                                                                   1,368
  Investment properties:
   Land                                                         $ 3,681
   Buildings and improvements                                     40,867
                                                                  44,548
   Less accumulated depreciation                                 (20,043)       24,505
                                                                              $ 27,911
Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable and accrued expenses                                       $ 1,167
  Tenant security deposits                                                         190
  Other liabilities                                                              1,122
  Due to general partner                                                           242
  Mortgage notes payable                                                        19,645

Partners' (Deficit) Capital
  General partners                                               $ (954)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                 6,498         5,545
                                                                              $ 27,911

         See Accompanying Notes to Consolidated Financial Statements


b)
             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)

                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                   2001       2000        2001       2000
Revenues:
  Rental income                                  $ 2,097     $ 2,035    $ 4,188     $ 3,982
  Other income                                       160         103        277         187
      Total revenues                               2,257       2,138      4,465       4,169

Expenses:
  Operating                                          809         805      1,624       1,561
  Property taxes                                     229         229        453         405
  Interest                                           429         432        856         867
  Depreciation                                       437         337        755         647
  General and administrative                          38          41         71          86
       Total expenses                              1,942       1,844      3,759       3,566

Income before cumulative effect                      315         294        706         603
Cumulative effect on prior years of a change
  in accounting principle for the cost of
  capital improvements and replacements               --          --      1,120          --

Net income                                        $ 315       $ 294     $ 1,826      $ 603

Net income allocated to general partner (2%)       $ 6         $ 6        $ 36       $ 12
Net income allocated to limited partner (98%)        309         288      1,790         591

                                                  $ 315       $ 294     $ 1,826      $ 603
Per assignee unit:
  Income before cumulative effect                $ 13.12     $ 12.21    $ 29.37     $ 25.03
  Cumulative effect on prior years of a change
   in accounting principle for the cost of
   capital improvements and replacements              --          --      46.61          --

Net income                                       $ 13.12     $ 12.21    $ 75.98     $ 25.03

Weighted average number of assignee units
  outstanding                                     23,558      23,583     23,558      23,611

Proforma amounts assuming the new accounting
  principle was applied retroactively:
   Net income                                     $ 315       $ 315      $ 706       $ 597
   Net income per limited partnership unit       $ 13.12     $ 13.10    $ 29.37     $ 24.78

         See Accompanying Notes to Consolidated Financial Statements


c)

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                                (in thousands)


                                                    Limited Partners' Interests

                                     General        Assignee        Assignor
                                     Partners     Unit Holders   Limited Partner    Total

Partners' (deficit) capital
  at December 31, 2000                $ (990)         $ 1            $ 4,708       $ 3,719

Net income for the six
  months ended June 30, 2001              36             --            1,790         1,826

Partners' (deficit) capital
  at June 30, 2001                    $ (954)         $ 1            $ 6,498       $ 5,545

         See Accompanying Notes to Consolidated Financial Statements

d)
             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $ 1,826       $ 603
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   755          647
     Amortization of loan costs                                      32           33
     Cumulative effect on prior years of a change in
      accounting principle for the costs of capital
      improvements and replacements                              (1,120)          --
     Changes in assets and liabilities:
      Tenant security deposits liability                             (6)          22
      Tenant security deposits                                       62          (22)
      Other assets                                                 (200)         (25)
      Accounts payable and accrued expenses                         734          (27)
      Other liabilities                                              85           81
          Net cash provided by operating activities               2,168        1,312

Cash flows from investing activities:
  Working capital reserve                                            --           22
  Net withdrawals from (deposits to) restricted escrows              56          (94)
  Capital improvements and replacements                            (928)        (202)
          Net cash used in investing activities                    (872)        (274)

Cash flows from financing activities:
  Distributions paid                                             (1,150)        (355)
  Payments on mortgage notes payable                               (242)        (222)
  Due to general partner                                            242           --
  Purchase of assignee units                                         --          (60)
          Net cash used in financing activities                  (1,150)        (637)

Net increase in cash and cash equivalents                           146          401
Cash and cash equivalents at beginning of period                  1,599        1,322

Cash and cash equivalents at end of period                      $ 1,745      $ 1,723

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 816        $ 834

Supplemental disclosure of non-cash activity:
  Distribution payable                                            $ --        $ 353

         See Accompanying Notes to Consolidated Financial Statements

e)

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust (see "Note B - Transfer of Control").

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

Note B - Transfer of Control

On September 20, 2000, AIMCO acquired 100% ownership interest in Oxford Realty Financial Group, Inc. ("ORFG"), the sole shareholder of the Managing General Partner, as well as other interests in various Oxford entities. As a result, AIMCO controls the Managing General Partner and thereby controls the management of ORP and its four investment properties. In addition, in connection with this transaction, AIMCO acquired 4,997 assignee units or approximately 21% of ORP through an ORFG affiliate. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliates

The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which are not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the six month period ended June 30, 2001, were approximately $11,000 for administrative and accounting related costs, compared to $29,000 for the same period in 2000.

Under the Property Management Agreement with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Total property management fees of approximately $214,000 and $203,000 for the six months ended June 30, 2001 and 2000, respectively, were charged to expense and are included in operating expense on the consolidated statement of operations. Property management fees of approximately $85,000 for the six month period ended June 30, 2001 have been deferred and are included in other liabilities on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses. At June 30, 2001, the amount of the outstanding loans and accrued interest for the funds to cover operational expenses was approximately $242,000 and are included in Due to General Partner. Interest is charged at the prime rate plus 2%. Interest expenses was approximately $2,000 and $8,000 for the three and six months ended June 30, 2001, respectively, and is included in interest expense.

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

Note D - Segment Reporting

Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note E - Distributions

During the six months ended June 30, 2001, the Partnership paid a distribution of $1,150,000 to the limited partners ($48.82 per assignee unit). This distribution was accrued as of December 31, 2000. During the six months ended June 30, 2000, the Partnership paid a distribution of $355,000 to the limited partners ($15.00 per assignee unit). This distribution was accrued as of December 31, 1999. The Partnership declared and accrued a distribution of $353,000 to the limited partners ($15.00 per assignee unit) as of June 30, 2000.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      The Landings Apartments                       89%        91%
        Indianapolis, Indiana
      Shadow Oaks Apartments                        93%        95%
        Tampa, Florida
      Raven Hill Apartments                         98%        98%
        Burnsville, Minnesota
      Fairlane East Apartments                      96%        95%
        Dearborn, Michigan

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2001 was approximately $315,000 and $1,826,000, respectively, as compared to net income for the three and six months ended June 30, 2000 of approximately $294,000 and $603,000, respectively. The increase in net income for the six months ended June 30, 2001 is primarily due to the recognition of approximately $1,120,000 of a cumulative effect on prior years' of a change in accounting principle. Income before the cumulative effect on prior years of a change in accounting principle was approximately $315,000 and $706,000 for the three and six months ended June 30, 2001, respectively, as compared to income of approximately $294,000 and $603,000 for the three and six months ended June 30, 2000, respectively. The increase in income before the cumulative effect was primarily due to an increase in total revenues partially offset by an increase in total expenses.

The increase in total revenues is due to an increase in rental income and other income. The increase in rental income is due to an increase in the average rental rates for all of the Partnership's investment properties which was partially offset by the decrease in occupancy at The Landings Apartments and Shadow Oaks Apartments. The increase in other income is primarily due to an increase in varuous tenant charges at all of the Partnership's investment properties and an increase in interest income as a result of higher average cash balances held in interest bearing accounts.

The increase in total expenses for the three months ended June 30, 2001 is primarily due to an increase in depreciation expense. The increase in total expenses for the six months ended June 30, 2001 is primarily due to an increase in operating, property tax and depreciation expenses. The increase in operating expenses is primarily due to an increase in total utilities at Raven Hill Apartments, especially for natural gas. The increase in property tax expense is primarily due to an increase in the assessment value of Raven Hill Apartments for 2001, the receipt of refunds during 2000 for prior years pertaining to Raven Hill and The Landings Apartments, and the timing of the receipt of property tax billings for The Landings Apartments which affected the recording of the accrual at both June 30, 2001 and 2000. The increase in depreciation expense is primarily due to the change in accounting principle as discussed below.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $1,745,000 compared to approximately $1,723,000 at June 30, 2000. The increase in cash and cash equivalents for the six months ended June 30, 2001 from the Partnership's year ended December 31, 2000 was approximately $146,000. This increase is due to approximately $2,168,000 of cash provided by operating activities partially offset by approximately $1,150,000 of cash used in financing activities and approximately $872,000 of cash used in investing activities. Cash used in financing activities consisted of distributions paid to the partners and principal payments on the mortgages encumbering the investment properties partially offset by advances made by the Managing General Partner. Cash used in investing activities consisted of capital improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital in interest bearing accounts.

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

The Landings Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $318,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include hot water heater replacement, soffit, stairwell and balcony improvements, window replacements, outdoor recreational facility improvements, major landscaping and irrigation improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior improvements. During the six months ended June 30, 2001, the Partnership completed approximately $335,000 of capital improvements at The Landings Apartments, consisting primarily of floor covering replacement, water heater replacements, structural improvements, cabinet replacements, electrical improvements, recreational facility improvements, and plumbing improvements. These improvements were funded from operating cash flow and replacement reserves.

Shadow Oaks Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $267,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include soffit, exterior painting, major landscaping and irrigation improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior improvements. During the six months ended June 30, 2001, the Partnership completed approximately $201,000 of capital improvements at Shadow Oaks Apartments, consisting primarily of exterior painting, plumbing improvements, furniture and fixtures and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

Raven Hill Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $487,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include gutters, plumbing and electrical enhancements, outdoor recreational facility improvements, major landscaping and irrigation improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior improvements.
During the six months ended June 30, 2001, the Partnership completed approximately $104,000 of capital improvements at Raven Hill Apartments, consisting primarily of floor covering replacement, roof replacement and heating improvements. These improvements were funded from operating cash flow and replacement reserves.

Fairlane East Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $570,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include gutters, HVAC replacement, exterior painting, balcony improvements, parking lot enhancements, major landscaping, irrigation and draining improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior improvements. During the six months ended June 30, 2001, the Partnership completed approximately $288,000 of capital improvements at Fairlane East Apartments, consisting primarily of appliance and floor covering replacements, exterior painting, roof replacement, cabinet replacements and recreational facility improvements. These improvements were funded from operating cash flow and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,645,000 requires monthly payments of principal and interest and matures February 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

During the six months ended June 30, 2001, the Partnership paid a distribution of $1,150,000 to the limited partners ($48.82 per assignee unit). This distribution was accrued as of December 31, 2000. During the six months ended June 30, 2000, the Partnership paid a distribution of $355,000 to the limited partners ($15.00 per assignee unit). This distribution was accrued as of December 31, 1999. The Partnership declared and accrued a distribution of $353,000 to the limited partners ($15.00 per assignee unit) as of June 30, 2000.

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

                           PART II - OTHER INFORMATION


ITEM 3.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

               None.

               Reports on Form 8-K filed subsequent to second quarter of 2001:

               Current Report on Form 8-K dated July 13, 2001 and filed on July 19, 2001, disclosing the dismissal of Reznick Fedder & Silverman, P.C. as the Registrant's certifying accountant and the appointment of Ernst and Young LLP as the certifying accountant for the year ended December 31, 2001.

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



                              OXFORD   RESIDENTIAL    PROPERTIES   I   LIMITED
                              PARTNERSHIP


                              By:   Oxford Residential Properties I
                                    Corporation
                                    Managing General Partner


                              By:   /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President


                              By:   /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President
                                    and Controller


                              Date: