Form 10QSB
period 2001-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2001-11-14
CIK 744786

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


              For the quarterly period ended September 30, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


Assets
  Cash and cash equivalents                                                   $  1,164
  Tenant security deposits                                                         122
  Deferred costs, net of amortization of $2,775                                    142
  Other assets                                                                   1,292
  Investment properties:
   Land                                                         $ 3,681
   Buildings and improvements                                     41,309
                                                                  44,990
   Less accumulated depreciation                                 (20,499)       24,491
                                                                              $ 27,211
Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable and accrued expenses                                        $ 861
  Tenant security deposit liabilities                                              180
  Deferred property management fees                                              1,164
  Due to managing general partner                                                  200
  Mortgage notes payable                                                        19,520

Partners' (Deficit) Capital
  General partners                                               $ (951)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                 6,236         5,286
                                                                              $ 27,211

         See Accompanying Notes to Consolidated Financial Statements

b)

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                                Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                 2001        2000        2001       2000
Revenues:
  Rental income                                 $ 2,006    $ 2,062     $ 6,194     $ 6,044
  Other income                                      137         99         414         286
      Total revenues                              2,143      2,161       6,608       6,330

Expenses:
  Operating                                         879        940       2,503       2,501
  Property taxes                                    241        214         694         619
  Interest                                          424        428       1,280       1,295
  Depreciation                                      456        382       1,211       1,029
  General and administrative                         42         48         113         134
       Total expenses                             2,042      2,012       5,801       5,578

Income before cumulative effect of a change in
  accounting principle                              101        149         807         752
Cumulative effect on prior years of a change
  in accounting for the cost of capital
  improvements and replacements                      --         --       1,120          --

Net income                                       $ 101      $ 149      $ 1,927      $ 752

Net income allocated to general partners (2%)      $ 2        $ 3         $ 39       $ 15
Net income allocated to limited partners (98%)      99        146       1,888         737

                                                 $ 101      $ 149      $ 1,927      $ 752
Per assignee unit:
  Income before cumulative effect of a change
   in accounting principle                      $ 4.20      $ 6.19     $ 33.53     $ 31.11
  Cumulative effect on prior years of a change
   in accounting for the cost of capital
   improvements and replacements                    --          --       46.61          --

Net income                                      $ 4.20      $ 6.19     $ 80.14     $ 31.11

Weighted average number of assignee units
  outstanding                                   23,558     23,558      23,558      23,701

Proforma amounts assuming the new accounting
  principle was applied retroactively:
   Net income                                    $ 101      $ 194       $ 807       $ 791
   Net income per assignee unit                 $ 4.20      $ 8.07     $ 33.53     $ 32.70

   Distribution per assignee unit              $ 15.28      $ --      $ 15.28     $ 15.00

         See Accompanying Notes to Consolidated Financial Statements


c)

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                                (in thousands)

                                                    Limited Partners' Interests
                                      General        Assignor        Assignee
                                     Partners    Limited Partner   Unit Holders     Total

Partners' (deficit) capital
  at December 31, 2000                $ (990)          $ 1            $ 4,708      $ 3,719

Distribution to partners                  --              --             (360)        (360)

Net income for the nine months
  ended September 30, 2001                39              --            1,888        1,927

Partners' (deficit) capital
  at September 30, 2001               $ (951)          $ 1            $ 6,236      $ 5,286

         See Accompanying Notes to Consolidated Financial Statements


d)

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $ 1,927       $ 752
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 1,211        1,029
     Amortization of loan costs                                      49           48
     Cumulative effect on prior years of a change in
      accounting principle for the costs of capital
      improvements and replacements                              (1,120)          --
     Changes in assets and liabilities:
      Tenant security deposit liabilities                           (16)          15
      Tenant security deposits                                       74          (15)
      Other assets                                                 (192)        (133)
      Accounts payable and accrued expenses                         428          163
      Due to managing general partner                                 1           --
      Deferred property management fees                             127          123
          Net cash provided by operating activities               2,489        1,982

Cash flows from investing activities:
  Working capital reserve                                            --           22
  Net withdrawals from (deposits to) restricted escrows             124         (136)
  Capital improvements and replacements                          (1,370)        (767)
          Net cash used in investing activities                  (1,246)        (881)

Cash flows from financing activities:
  Distributions paid                                             (1,510)        (708)
  Payments on mortgage notes payable                               (367)        (337)
  Advances from managing general partner                            433           --
  Repayments of advances from managing general partner             (234)          --
  Purchase of assignee units                                         --          (60)
          Net cash used in financing activities                  (1,678)      (1,105)

Net decrease in cash and cash equivalents                          (435)          (4)
Cash and cash equivalents at beginning of period                  1,599        1,322

Cash and cash equivalents at end of period                      $ 1,164      $ 1,318

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,232      $ 1,251

At December 31, 2000 and 1999,  distributions  of  approximately  $1,150,000 and
$355,000, respectively, were accrued and paid subsequent to such dates.

         See Accompanying Notes to Consolidated Financial Statements


e)
             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust (see "Note B - Transfer of Control").

For financial reporting purposes, the net income per assignee unit of limited partnership in ORP ("Assignee Unit") has been calculated by dividing the portion of the Partnership's net income allocable to Assignee Unit Holders (98%) by the weighted average of Assignee Units outstanding. In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net income amounts per Assignee Unit on the consolidated statements of operations.

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

Expense reimbursements are for an affiliate's personnel costs, travel expenses and other costs, which are not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the nine month period ended September 30, 2001, were approximately $32,000 for administrative and accounting related costs, compared to $42,000 for the same period in 2000.

Under the Property Management Agreement with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Total property management fees of approximately $319,000 and $308,000 for the nine months ended September 30, 2001 and 2000, respectively, were charged to expense and are included in operating expense on the consolidated statement of operations. Property management fees of approximately $127,000 for the nine month period ended September 30, 2001 have been deferred.

In accordance with the Partnership Agreement, the Managing General Partner has loaned approximately $433,000 to the Partnership to cover operational expenses during the nine months ended September 30, 2001. Of this amount, approximately $234,000 of principal has been repaid. At September 30, 2001, the amount of the outstanding loans and accrued interest for the funds to cover operational expenses was approximately $200,000 and are included in Due to Managing General Partner. Interest is charged at the prime rate plus 2%. Interest expenses was approximately $4,000 and $12,000 for the three and nine months ended September 30, 2001, respectively, and is included in interest expense.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,032 Assignee Units in the Partnership representing approximately 55.32% of the outstanding units at September 30, 2001. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on August 30, 2001, an affiliate of AIMCO commenced a tender offer to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $862 per unit. Pursuant to this offer, the affiliate acquired 653 units during the quarter ended September 30, 2001. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 55.32% of the outstanding Assignee Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Note E - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid a distribution from operations of approximately $360,000 to the limited partners ($15.28 per assignee unit). During the nine months ended September 30, 2001, the Partnership paid a distribution from operations of $1,150,000 to the limited partners ($48.82 per assignee unit). This distribution was accrued as of December 31, 2000. During the nine months ended September 30, 2000, the Partnership paid a distribution from operations of $355,000 to the limited partners ($15.00 per assignee unit). This distribution was accrued as of December 31, 1999. During the nine months ended September 30, 2000, the Partnership declared and paid a distribution from operations of $353,000 to the limited partners ($15.00 per assignee unit).

Note F - Change in Accounting Principle

Effective January 1, 2001, the Partnership changed its thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment properties, and changed their method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. In the first quarter of 2001, ORP recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.


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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      The Landings Apartments (1)                   89%        92%
        Indianapolis, Indiana
      Shadow Oaks Apartments                        92%        93%
        Tampa, Florida
      Raven Hill Apartments                         98%        98%
        Burnsville, Minnesota
      Fairlane East Apartments (2)                  93%        96%
        Dearborn, Michigan

(1) The decrease in occupancy at The Landings is due to extensive repairs on several units during the year.

(2) The decrease in occupancy at Fairlane East is due to the decline in the automotive industry which has resulted in job cuts at the automotive facilities in the area.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2001 was approximately $101,000 and $1,927,000, respectively, as compared to net income for the three and nine months ended September 30, 2000 of approximately $149,000 and $752,000, respectively. The increase in net income for the nine months ended September 30, 2001 is primarily due to the recognition of approximately $1,120,000 of a cumulative effect on prior years' of a change in accounting principle. Income before the cumulative effect on prior years of a change in accounting principle was approximately $101,000 and $807,000 for the three and nine months ended September 30, 2001, respectively, as compared to income of approximately $149,000 and $752,000 for the three and nine months ended September 30, 2000, respectively. The increase in income before the cumulative effect for the nine months ended September 30, 2001 was primarily due to an increase in total revenues partially offset by an increase in total expenses. The decrease in income before the cumulative effect for the three months ended September 30, 2001 was primarily due to a slight decrease in total revenues along with a slight increase in total expenses.

The increase in total revenues for the nine months ended September 30, 2001 is due to an increase in rental income and other income. The increase in rental income is due to an increase in the average rental rates for all of the Partnership's investment properties which was partially offset by the decrease in occupancy at three of the investment properties and an increase in concessions. The increase in other income is primarily due to an increase in various tenant charges at all of the Partnership's investment properties and an increase in interest income as a result of higher average cash balances held in interest bearing accounts.

The decrease in total revenues for the three months ended September 30, 2001 is due to an increase in other income, as discussed above, and a decrease in rental income. The decrease in rental income is primarily due to the decrease in occupancy at Fairlane East Apartments, as discussed above, and an increase in concessions.

The increase in total expenses for the three and nine months ended September 30, 2001 is due to an increase in depreciation and property tax expenses partially offset by a decrease in general and administrative expenses. The increase in depreciation expense is due to capital improvements and replacements put into service during the last twelve months that are now being depreciated as well as the change in accounting principle discussed below. The increase in property tax expense is due to an increase in the assessment value of Raven Hill Apartments for 2001, the receipt of refunds during 2000 for prior years' pertaining to Raven Hill Apartments and The Landings Apartments, and the timing of the receipt of property tax billings for The Landings Apartments which affected the recording of the accrual at both September 30, 2001 and 2000. The decrease in general and administrative expense is due to a decrease in third party professional fees related to the administration of the Partnership.

Effective January 1, 2001, the Partnership changed its thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment properties, and changed their method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. In the first quarter of 2001, ORP recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $1,164,000 compared to approximately $1,318,000 at September 30, 2000. The decrease in cash and cash equivalents for the nine months ended September 30, 2001 from the Partnership's year ended December 31, 2000 was approximately $435,000. This decrease is due to approximately $1,678,000 and $1,246,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,489,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners, principal payments on the mortgages encumbering the investment properties and repayment of advances made by the Managing General Partner partially offset by advances made by the Managing General Partner. Cash used in investing activities consisted of capital improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital in interest bearing accounts.

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

The Landings Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $355,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include hot water heater replacement, soffit, stairwell and balcony improvements, window replacements, outdoor recreational facility improvements, major landscaping and irrigation improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior improvements. During the nine months ended September 30, 2001, the Partnership completed approximately $465,000 of budgeted and nonbudgeted capital improvements at The Landings Apartments, consisting primarily of appliance and floor covering replacement, water heater replacements, structural improvements, cabinet replacements, electrical improvements, recreational facility improvements, signage, interior decoration, counter top replacements and plumbing improvements. These improvements were funded from operating cash flow and replacement reserves.

Shadow Oaks Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $365,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include soffit, exterior painting, major landscaping and irrigation improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior improvements. During the nine months ended September 30, 2001, the Partnership completed approximately $255,000 of capital improvements at Shadow Oaks Apartments, consisting primarily of exterior painting, plumbing improvements, furniture and fixtures, water submetering equipment and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

Raven Hill Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $524,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include gutters, plumbing and electrical enhancements, outdoor recreational facility improvements, major landscaping and irrigation improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior improvements. During the nine months ended September 30, 2001, the Partnership completed approximately $208,000 of capital improvements at Raven Hill Apartments, consisting primarily of floor covering replacement, plumbing improvements, roof replacement and air conditioning and heating improvements. These improvements were funded from operating cash flow and replacement reserves.

Fairlane East Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires, but is not limited to, approximately $660,000 of capital improvements which are anticipated to be completed in 2001. The exterior capital improvements include gutters, HVAC replacement, exterior painting, balcony improvements, parking lot enhancements, major landscaping, irrigation and draining improvements. The interior capital improvements include $375 per apartment unit which includes, but is not limited to, flooring and appliance replacements and interior improvements. During the nine months ended September 30, 2001, the Partnership completed approximately $442,000 of capital improvements at Fairlane East Apartments, consisting primarily of appliance and floor covering replacements, exterior painting, roof replacement, cabinet replacements, air conditioning improvements, ground lighting and major landscaping. These improvements were funded from operating cash flow and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,520,000 requires monthly payments of principal and interest and matures February 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership declared and paid a distribution from operations of approximately $360,000 to the limited partners ($15.28 per assignee unit). During the nine months ended September 30, 2001, the Partnership paid a distribution from operations of $1,150,000 to the limited partners ($48.82 per assignee unit). This distribution was accrued as of December 31, 2000. During the nine months ended September 30, 2000, the Partnership paid a distribution from operations of $355,000 to the limited partners ($15.00 per assignee unit). This distribution was accrued as of December 31, 1999. During the nine months ended September 30, 2000, the Partnership declared and paid a distribution from operations of $353,000 to the limited partners ($15.00 per assignee unit). The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,032 Assignee Units in the Partnership representing approximately 55.32% of the outstanding units at September 30, 2001. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on August 30, 2001, an affiliate of AIMCO commenced a tender offer to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $862 per unit. Pursuant to this offer, the affiliate acquired 653 units during the quarter ended September 30, 2001. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 55.32% of the outstanding Assignee Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 3.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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