Form 10KSB
period 2001-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2002-04-15
CIK 744786

FORM 10KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)


                                   Form 10KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [No Fee Required]

             For the transition period from _________to _________

                         Commission file number 0-14533

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP
                (Name of small business issuer in its charter)

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

                   Issuer's telephone number (864) 239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                      None

        Securities registered under Section 12(g) of the Exchange Act:

                                 Assignee Units
                                (Title of class)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year.   $8,708,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Oxford Residential Properties I Limited Partnership (the "Partnership" or the "Registrant") was formed on January 19, 1984, under the Maryland Revised Uniform Limited Partnership Act to acquire, own and operate residential properties. The Partnership sold $25,714,000 of Assignee Units in a public offering that concluded on October 18, 1985. The net offering proceeds were used to acquire residential properties.

The Partnership has no employees. Management and administrative services are provided by Oxford Residential Properties I Corporation, the managing general partner of the Partnership (the "Managing General Partner"). Effective September 20, 2000, Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, acquired a 100% ownership interest in the Managing General Partner's sole shareholder. See "Change in Control" below. With respect to the Partnership's properties, management services were provided by affiliates of AIMCO for the years ended December 31, 2001 and 2000.

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

Transfer of Control

On September 20, 2000, AIMCO acquired a 100% ownership interest in Oxford Realty Financial Group, Inc. ("ORFG"), the sole shareholder of the Managing General Partner, as well as other interests in various Oxford entities. As a result AIMCO controls the Managing General Partner and thereby controls the management of the Partnership and its four investment properties. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                Date of
Properties                      Purchase          Type of Ownership           Use

The Landings Apartments         10/31/84     Fee ownership, subject to   Apartment
  Indianapolis, Indiana                      first mortgage              150 units

Shadow Oaks Apartments          02/07/85     Fee ownership, subject to   Apartment
  Tampa, Florida                             first mortgage              200 units

Raven Hill Apartments           12/24/86     Fee ownership, subject to   Apartment
  Burnsville, Minnesota                      first mortgage              304 units

Fairlane East Apartments        12/23/85     Fee ownership, subject to   Apartment
  Dearborn, Michigan                         first mortgage              244 units

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                        Gross
                       Carrying    Accumulated                             Federal
Properties              Value      Depreciation     Rate      Method      Tax Basis
                           (in thousands)                              (in thousands)

The Landings           $ 6,202       $ 2,759      5-25 yrs     S/L         $ 1,568
Shadow Oaks              9,087         4,166      5-40 yrs     S/L           2,117
Raven Hill              13,826         6,421      5-30 yrs     S/L           1,862
Fairlane East           16,452         7,660      5-30 yrs     S/L           4,125

       Totals          $45,567       $21,006                               $ 9,672

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                          Principal
                      Balance At       Stated                              Balance
                     December 31,     Interest    Period    Maturity        Due At
Properties               2001           Rate    Amortized     Date       Maturity (1)
                    (in thousands)                                      (in thousands)

The Landings            $ 2,937        8.25%      10 yrs    02/11/04       $ 2,753
Shadow Oaks               3,057        8.25%      10 yrs    02/11/04         2,865
Raven Hill                4,488        8.25%      10 yrs    02/11/04         4,206
Fairlane East             8,911        8.25%      10 yrs    02/11/04         8,351

      Totals            $19,393                                            $18,175

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                Average Annual               Average Annual
                                 Rental Rates                  Occupancy
                                  (per unit)
Properties                   2001            2000          2001          2000

The Landings                $ 8,219        $ 7,953          90%          91%
Shadow Oaks                   6,806          6,476          92%          91%
Raven Hill                   10,136          9,618          97%          99%
Fairlane East (1)            13,632         12,968          92%          97%

(1) The Managing General Partner attributes the decrease in occupancy at Fairlane East Apartments to a soft market and a poor local economy.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. The properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                             2001               2001
                                            Billing             Rate
                                        (in thousands)

       The Landings Apartments               $ 100             8.05%
       Shadow Oaks Apartments                  114             2.41%
       Raven Hill Apartments                   386             2.75%
       Fairlane East Apartments                279             3.82%

Capital Improvements

The Landings Apartments

For 2001, the Partnership completed approximately $539,000 of capital improvements at The Landings Apartments consisting primarily of cabinets, electrical, plumbing improvements, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $45,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadow Oaks Apartments

For 2001, the Partnership completed approximately $292,000 of capital improvements at Shadow Oaks Apartments consisting primarily of exterior painting, submetering equipment, plumbing and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Raven Hill Apartments

For 2001, the Partnership completed approximately $555,000 of capital improvements at Raven Hill Apartments consisting primarily of electrical, heating and air conditioning, roofing, plumbing, floor covering and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $91,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

For 2001, the Partnership completed approximately $561,000 of capital improvements at Fairlane East Apartments consisting primarily of HVAC replacements, cabinets, floor covering replacements, exterior painting, roofing and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $73,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Managing General Partner is unaware of any pending or outstanding litigation that would have a material effect on the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2001.

                                     PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

The Partnership originally issued 25,714 Assignee Units and through December 31, 2001, had redeemed a total of 2,156 Assignee Units, ranging in price from $332 to $600 per Assignee Unit. As of December 31, 2001, there were 810 holders of record owning an aggregate of 23,558 Assignee Units outstanding. Affiliates of the Managing General Partner owned 13,077 Assignee Units or 55.51% at December 31, 2001. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00             $ 1,503 (1)           $ 63.82
       01/01/01 - 12/31/01                 360 (1)             15.28

(1)   Consists of cash from operations.

Subsequent  to  December  31,  2001,  the  Partnership   distributed  cash  from
operations to the Assignee Unit Holders of record as of December 31, 2001 of approximately $355,000 or $15.07 per Assignee Unit Holder.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,077 Assignee Units in the Partnership representing 55.51% of the outstanding units at December 31, 2001. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of the Partnership Agreement, unit holders holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.51% of the outstanding Assignee Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2001, was approximately $1,937,000 compared to net income of approximately $1,073,000 for the year ended December 31, 2000. The increase in net income for the year ended December 31, 2001 was primarily attributable to the recognition of approximately $1,120,000 of a cumulative effect on prior years of a change in accounting principle.

Income before the cumulative effect on prior years of a change in accounting principle was approximately $859,000 and $1,073,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in income before the cumulative effect on prior years of a change in accounting principle is due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total expenses was due to increases in property tax and depreciation expenses. The increase in property tax expense is primarily due to refunds received in 2000 at two properties for overpayments in 1999 and prior years. Depreciation expense increased due to new assets being placed in service during the past 12 months.

The increase in total revenues is due to increases in rental and other income. Rental income increased due to an increase in the average rental rate at all of the Partnership's properties partially offset by a decrease in average occupancy at three of the investment properties and an increase in concessions at two properties. Other income increased due to increases in utility reimbursements
and  lease   cancellation  fees  partially  offset  by  a  decrease  in  deposit forfeitures.

Effective January 1, 2001, the Partnership changed its thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment properties, and changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, and common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. In the first quarter of 2001, the Partnership recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $1,001,000 as compared to approximately $1,599,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $598,000 is due to approximately $1,804,000 of cash used in financing activities and approximately $1,789,000 of cash used in investing activities partially offset by approximately $2,995,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments on the mortgages encumbering the Partnership's properties and payment of principal on advances from the Managing General Partner partially offset by the receipt of advances from the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The Landings Apartments suffered damage from a fire in April 2001. Repair work has been completed, however, the cost of the repairs is being disputed between the contractor and the insurance company. The Partnership is unable to estimate the reimburseable cost of the repairs or the insurance proceeds to ultimately be received as of December 31, 2001 and, therefore, the Partnership is unable to estimate any gain or loss relating to this casualty. The consolidated financial statements do not include any adjustments which might result from the outcome of this contingency.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $269,400. Additional improvements may be considered and will depend on the physical condition of the property, as well as Partnership reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,393,000 is amortized over 120 months with required balloon payments due in 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the year ended December 31, 2001 the Partnership paid a distribution from operations of $1,150,000 to the Assignee Unit Holders ($48.82 per Assignee
Unit). This distribution was accrued as of December 31, 2000. During the year ended December 31, 2001 the Partnership paid a distribution from operations of approximately $360,000 to the Assignee Unit Holders ($15.28 per Assignee Unit). Subsequent to December 31, 2001 the Partnership paid a distribution from operations to the Assignee Unit Holders of record at December 31, 2001 of approximately $355,000 ($15.07 per Assignee Unit). During the year ended December 31, 2000, the Partnership paid a distribution of approximately $355,000 to the Assignee Unit Holders ($15.00 per assignee unit). This distribution was accrued as of December 31, 1999. During the year ended December 31, 2000, the Partnership declared and paid a distribution from operations of $353,000 to the limited partners ($15.00 per assignee unit). The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,077 limited partnership units in the Partnership representing 55.51% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.51% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.


Item 7.     Financial Statements and Supplementary Data

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Report of Reznick Fedder & Silverman, P.C., Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years Ended December 31, 2001 and 2000

      Consolidated Statements of Partners' (Deficit) Capital - Years Ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years Ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Oxford Residential Properties I Limited Partnership

We have audited the accompanying consolidated balance sheet of Oxford Residential Properties I Limited Partnership as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note G to the financial statements, in 2001 the Partnership changed its method of capitalizing fixed assets.



                                                          /s/Ernst & Young LLP


Greenville, South Carolina
March 15, 2001

                            Independent Auditors' Report



To the Partners and Assignee Unit Holders
Oxford Residential Properties I Limited Partnership

      We have audited the accompanying consolidated statements of operations, changes in partners' capital and cash flows of Oxford Residential Properties I Limited Partnership and subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Oxford Residential Properties I Limited Partnership and subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/Reznick Fedder & Silverman, P.C.


Bethesda, Maryland
January 24, 2001

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)


                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $  1,001
   Tenant security deposits                                                       119
   Deferred costs, net of amortization                                             99
   Other assets                                                                 1,162
   Investment properties (Notes B and D):
      Land                                                    $  3,681
      Buildings and related personal property                   41,886
                                                                45,567
      Less accumulated depreciation                            (21,006)        24,561

                                                                             $ 26,942
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable and accrued expenses                                      $   674
   Tenant security deposits                                                       170
   Advances from Managing General Partner (Note C)                                204
   Other liabilities (Note C)                                                   1,205
   Mortgage notes payable (Note B)                                             19,393

Partners' (Deficit) Capital
   General partners                                            $  (951)
   Assignor limited partner                                          1
   Assignee unit holders (25,714 units issued and
      23,558 outstanding)                                        6,246          5,296

                                                                             $ 26,942


         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                             Years Ended December 31,
                                                               2001            2000
Revenues:
   Rental income                                              $ 8,126        $ 8,102
   Other income                                                   582            397
      Total revenues                                            8,708          8,499

Expenses:
   Operating                                                    3,322          3,312
   General and administrative                                     148            194
   Depreciation                                                 1,718          1,365
   Interest                                                     1,739          1,728
   Property taxes                                                 964            827
      Total expenses                                            7,891          7,426

Income before cumulative effect of a change in
   accounting principle                                           817          1,073

Cumulative effect of a change in accounting principle
   (Note G)                                                     1,120             --

Net income (Note E)                                           $ 1,937        $ 1,073

Net income allocated to general partners (2%)                  $ 39            $ 21
Net income allocated to limited partners (98%)                  1,898          1,052

                                                              $ 1,937        $ 1,073
Per Assignee Unit:
   Income before cumulative effect of a change in
     accounting principle                                     $ 33.96        $ 44.60
   Cumulative effect of a change in accounting
     principle                                                  46.61             --

Net income                                                    $ 80.57        $ 44.60

Weighted average number of Assignee Units outstanding          23,558         23,584

Proforma   amounts   assuming   the  new   accounting   principle   was  applied
   retroactively:
     Net income                                                $ 817         $ 1,052
     Net income per Assignee Unit                             $ 33.96        $ 43.72

Distributions per Assignee Unit                               $ 15.28        $ 63.82

         See Accompanying Notes to Consolidated Financial Statements


             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                                (in thousands)


                                                     Assignor     Assignee
                                        General      Limited        Unit
                                        Partners     Partner      Holders       Total

Partners' (deficit) capital at
   December 31, 1999                    $(1,011)       $ 1        $ 5,221      $ 4,211

Net income for the year ended
   December 31, 2000                         21           --        1,052        1,073

Distributions to Assignee Unit
   Holders                                   --           --       (1,503)      (1,503)

Redemption of Assignee Units                 --           --          (62)         (62)

Partners' (deficit) capital at
   December 31, 2000                       (990)           1        4,708        3,719

Net income for the year ended
   December 31, 2001                         39           --        1,898        1,937

Distributions to Assignee Unit
   Holders                                   --           --         (360)        (360)

Partners' (deficit) capital at
   December 31, 2001                    $ (951)        $ 1        $ 6,246      $ 5,296


         See Accompanying Notes to Consolidated Financial Statements


             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $ 1,937      $ 1,073
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 1,718        1,365
     Amortization of loan costs                                      92           69
     Cumulative effect on prior years of a change in
      accounting principle                                       (1,120)          --
     Changes in assets and liabilities:
      Tenant security deposit liabilities                           (26)          18
      Tenant security deposits                                       77          (18)
      Other assets                                                  (96)        (215)
      Accounts payable and accrued expenses                         241           53
      Advances from Managing General Partner                          4           --
      Other liabilities                                             168          166
          Net cash provided by operating activities               2,995        2,511

Cash flows from investing activities:
  Net withdrawals from restricted escrows                           158           22
  Capital improvements and replacements                          (1,947)      (1,032)
          Net cash used in investing activities                  (1,789)      (1,010)

Cash flows from financing activities:
  Distributions paid                                             (1,510)        (708)
  Payments on mortgage notes payable                               (494)        (454)
  Advances from Managing General Partner                            433           --
  Repayments of advances from Managing General Partner             (233)          --
  Purchase of assignee units                                         --          (62)
          Net cash used in financing activities                  (1,804)      (1,224)

Net (decrease) increase in cash and cash equivalents               (598)         277
Cash and cash equivalents at beginning of period                  1,599        1,322

Cash and cash equivalents at end of period                      $ 1,001      $ 1,599

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,634      $ 1,659

At December 31, 2000, distributions of approximately $1,150,000 were accrued and paid in 2001. At December 31, 1999, distributions of approximately $355,000 were accrued and paid in 2000.

         See Accompanying Notes to Consolidated Financial Statements


             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Oxford Residential Properties I Limited Partnership (the "Partnership" or "Registrant") is a Maryland limited partnership formed on January 19, 1984, to acquire, own and operate residential properties. The General Partners of the Partnership are Oxford Residential Properties I Corporation and Oxford Fund I Limited Partnership. Oxford Residential Properties I Corporation serves as the Managing General Partner and Oxford Fund I Limited Partnership serves as the Associated General Partner. The Managing General
Partner  is  a  subsidiary  of  Apartment   Investment  and  Management  Company
("AIMCO"), a publicly traded real estate investment trust (see "Transfer of Control"). The director and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2027 unless terminated prior to such date. The Partnership operates four apartment properties located in the United States.

Transfer of Control: On September 20, 2000, AIMCO acquired 100% ownership interest in Oxford Realty Financial Group, Inc. ("ORFG"), the sole shareholder of the Managing General Partner, as well as other interests in various Oxford entities. As a result, AIMCO controls the Managing General Partner and thereby controls the management of the Partnership and its four investment properties. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $798,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2001 approximately $541,000 is held in replacement reserve and debt service funds for certain capital replacements at all of the investment properties.

Working Capital Reserve: The Partnership established an initial working capital reserve in the amount of $1,286,000 in 1985 from net offering proceeds received in excess of investment properties acquired. Funds in the reserve, which were invested in United States Treasury bills, were stated at cost, which approximates market value. The Partnership Agreement permitted additions to the reserve of such amounts derived from the operations of residential properties deemed advisable by the Managing General Partner. All funds held in the working capital reserve were available to fund renovations and repairs, operating deficits and other contingencies of the residential properties. Funds held in the working capital reserve also were used to supplement distributions to the Assignee Unit Holders. The working capital reserve was fully utilized by December 31, 2000.

Depreciation: For capital improvements and replacements prior to January 1, 2001, depreciation of buildings and improvements for financial reporting purposes was calculated based upon cost less the estimated salvage value on a straight-line basis over the estimated useful life of the property of 25 years. After January 1, 2001, depreciation of improvements for financial statement purposes is calculated based upon cost over their estimated useful life of 25-40 years. Personal property is depreciated on a straight-line basis over five years. For income tax reporting purposes, depreciation of buildings, improvements, and personal property is calculated using the accelerated cost recovery methods, as provided in the Internal Revenue Code. Effective January 1, 2001, the four operating partnerships, which comprise the Partnership, changed their method of capitalizing fixed assets consistent with the policies of their new Managing General Partner. See discussion in "Note G".

Loan Costs: Loan costs, net of accumulated amortization, of approximately $99,000 are included in deferred costs and are being amortized over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Partners' Capital (Deficit): The Limited Partnership Agreement ("Agreement") provides that net income and net losses from operations for both financial and tax reporting purposes shall be allocated 98% to the Limited Partners and 2% to the General Partners. For financial reporting purposes, the net income per assignee unit ("Assignee Unit") has been calculated by dividing the portion of the Partnership's net income allocable to Assignee Unit Holders (98%) by the weighted average of Assignee Units outstanding. In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net income amounts per Assignee Unit on the consolidated statements of operations.

Cash flow, as defined in the Partnership Agreement, will be disbursed within 60 days after June 30 and December 31, 90% to the Assignee Unit Holders and 10% to the General Partners and the Assignor Limited Partner. The Assignee Unit Holders are entitled to a noncumulative, preferred 6% return. To the extent that these preferences are not achieved from current operations, 40% of the property management fees and the General Partners' and the Assignor Limited Partner's 10% share in cash flow will be deferred. Deferred property management fees are to be paid without interest in the next year in which excess cash flow is available after distribution to the Assignee Unit Holders of their preferred 6% return or out of sale or refinancing proceeds.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2000 and 2001.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00             $ 1,503 (1)           $ 63.82
       01/01/01 - 12/31/01                 360 (1)             15.28

(1)   Distributions were made from operations.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $117,000 and $88,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Reclassification: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                              Principal     Monthly                           Principal
                              Balance At    Payment    Stated                  Balance
                             December 31,  Including  Interest   Maturity      Due At
         Property                2001       Interest    Rate       Date       Maturity
                                 (in thousands)                            (in thousands)

The Landings Apartments        $ 2,937        $ 30      8.25%    02/11/04      $ 2,753
Shadow Oaks Apartments           3,057          28      8.25%    02/11/04        2,865
Raven Hill Apartments            4,488          41      8.25%    02/11/04        4,206
Fairlane East Apartments         8,911          81      8.25%    02/11/04        8,351

      Total                    $19,393        $180                             $18,175

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002             $   536
                               2003                 582
                               2004              18,275
                                                $19,393

Note C - Transactions with Affiliated Parties

The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by the Partnership for any actual direct costs and expenses incurred in connection with the operations of the Partnership.

Expense reimbursements are for an affiliate's personnel costs, travel expenses and other costs, which are not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the years ended December 31, 2001, were approximately $43,000 for administrative and accounting related costs, compared to $54,000 for the same period in 2000.

Also included on the consolidated balance sheet are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $127,000 for the year ended December 31, 2001. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment properties and are being depreciated over 15 years.

Under the Property Management Agreement with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Total property management fees of approximately $422,000 and $413,000 for the years ended December 30, 2001 and 2000, respectively, were charged to expense and are included in operating expense on the consolidated statement of operations. Property management fees of approximately $169,000 for the year ended December 31, 2001 have been deferred. The cumulative deferred management fees as of December 31, 2001 totaled approximately $1,205,000.

In accordance with the Partnership Agreement, the Managing General Partner has loaned approximately $433,000 to the Partnership to cover operational expenses during the year ended December 31, 2001. Of this amount, approximately $233,000 has been repaid. At December 31, 2001, the amount of the outstanding loans and accrued interest to cover operational expenses was approximately $204,000 and are included in advances from Managing General Partner. Interest is charged at the prime rate plus 2%. Interest expense was approximately $16,000 for the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $117,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,077 Assignee Units in the Partnership representing 55.51% of the outstanding units at December 31, 2001. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of the Partnership Agreement, unit holders holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.51% of the outstanding Assignee Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note D - Investment Properties and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                           Buildings         Cost
                                                          and Related     Capitalized
                                                           Personal      Subsequent to
        Description           Encumbrances      Land       Property       Acquisition
                             (in thousands)                             (in thousands)
The Landings Apartments
  Indianapolis, Indiana         $ 2,937         $ 552       $ 3,594         $ 2,056

Shadow Oaks Apartments
  Tampa, Florida                  3,057           962         6,636           1,489

Raven Hill Apartments
  Burnsville, Minnesota           4,488           909        11,603           1,314

Fairlane East Apartments
  Dearborn, Michigan              8,911         1,251        11,159           4,042

Totals                          $19,393        $3,674       $32,992         $ 8,901

                              Gross Amount At Which
                                     Carried
                              At December 31, 2001
                               (in thousands)

                                 Buildings
                                And Related
                                 Personal            Accumulated    Date of     Date    Depreciable
      Description        Land    Property    Total  Depreciation  Construction Acquired Life-Years
                                                   (in thousands)
The Landings Apartments
  Indianapolis, Indiana  $ 562    $ 5,640   $ 6,202    $ 2,759       1974      10/84     5-25

Shadow Oaks Apartments
  Tampa, Florida           959      8,128     9,087      4,166       1984      02/85     5-40

Raven Hill Apartments
  Burnsville, Minnesota    909     12,917    13,826      6,421       1971      12/86     5-30

Fairlane East Apartments
  Dearborn, Michigan     1,251     15,201    16,452      7,660       1973      12/85     5-30

  Totals                $3,681    $41,886   $45,567    $21,006


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                       Years Ended December 31,
                                         2001             2000
                                            (in thousands)
Real Estate
Balance at beginning of year           $41,938          $40,906
  Property improvements                  1,947            1,032
  Cumulative effect of a change
    in accounting principle              1,682               --
Balance at end of Year                 $45,567          $41,938

Accumulated Depreciation
Balance at beginning of year           $18,726          $17,361
  Additions charged to expense           1,718            1,365
  Cumulative effect of a change
    in accounting principle                562               --
Balance at end of year                 $21,006          $18,726

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $44,075,000 and $45,030,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2001          2000
Net income as reported                   $ 1,937      $ 1,073
Add (deduct):
  Cumulative effect of a change in
    accounting principle                  (1,332)          --
  Depreciation differences                  (482)        (573)
  Prepaid rent                                39           --
  Other                                      245           --

Federal taxable income                    $ 407        $ 500

Federal taxable income per limited
  partnership unit                       $ 16.93      $ 20.79

The tax basis of the Partnership's assets and liabilities is approximately $1,052,000 greater than the assets and liabilities as reported in the financial statements.

Note F - Casualty Event

The Landings Apartments suffered damage from a fire in April 2001. Repair work has been completed at an estimated cost of approximately $350,000, however, the final cost of the repairs is being disputed between the contractor and the insurance company. The Partnership is unable to estimate the reimburseable cost of the repairs or the insurance proceeds to ultimately be received as of December 31, 2001 and, therefore, the Partnership is unable to estimate the gain or loss relating to this casualty. The consolidated financial statements do not include any adjustments which might result from the outcome of this contingency.

Note G - Change in Accounting Principle

Effective January 1, 2001, the Partnership changed its thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment properties, and changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. In the first quarter of 2001, the Partnership recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 13, 2001, the Registrant dismissed its prior Independent Auditors, Reznick Fedder & Silverman, P.C. and retained as its new Independent Auditors, Ernst & Young LLP. Reznick Fedder & Silverman's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 2000 and through July 13, 2001, there were no disagreements between the Registrant and Reznick Fedder & Silverman, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Reznick Fedder & Silverman, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective July 13, 2001, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through July 2001, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Managing General Partner is Oxford Residential Properties I Corporation. The names and ages of, as well as the position and offices held by, the present executive officers and director of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $20,000 and non-audit services (principally tax-related) of approximately $8,000.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP
  (an affiliate of AIMCO)                   7,052.00           29.94%
ORP Acquisition Partners, LP
  (an affiliate of AIMCO)                   4,997.00           21.21%
AIMCO/Bethesda Holdings Acquisition
  (an affiliate of AIMCO)                   1,028.00            4.36%

ORP Acquisition Partners, LP and AIMCO/Bethesda Holdings Acquisition are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, CO 80222.

(b)   Beneficial Owners of Management

No director or officer of the Managing General Partner owns any units of the Partnership of record or beneficially.

(c)   Change in Control

On September 20, 2000, AIMCO acquired a 100% ownership interest in Oxford Realty Financial Group, Inc. ("ORFG"), the sole shareholder of the Managing General Partner, as well as other interests in various Oxford entities. As a result AIMCO controls the Managing General Partner and thereby controls the management of the Partnership and its four investment properties. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by the Partnership for any actual direct costs and expenses incurred in connection with the operations of the Partnership.

Expense reimbursements are for an affiliate's personnel costs, travel expenses and other costs, which are not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the years ended December 31, 2001, were approximately $43,000 for administrative and accounting related costs, compared to $54,000 for the same period in 2000.

Also included on the consolidated balance sheet are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $127,000 for the year ended December 31, 2001. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment properties and are being depreciated over 15 years.

Under the Property Management Agreement with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Total property management fees of approximately $422,000 and $413,000 for the years ended December 31, 2001 and 2000, respectively, were charged to expense and are included in operating expense on the consolidated statement of operations. Property management fees of approximately $169,000 for the year ended December 31, 2001 have been deferred. The cumulative deferred management fees as of December 31, 2001 totaled approximately $1,205,000.

In accordance with the Partnership Agreement, the Managing General Partner has loaned approximately $433,000 to the Partnership to cover operational expenses during the year ended December 31, 2001. Of this amount, approximately $233,000 has been repaid. At December 31, 2001, the amount of the outstanding loans and accrued interest to cover operational expenses was approximately $204,000 and are included in advances from Managing General Partner. Interest is charged at the prime rate plus 2%. Interest expense was approximately $16,000 for the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $117,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,077 Assignee Units in the Partnership representing 55.51% of the outstanding units at December 31, 2001. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of the Partnership Agreement, unit holders holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.51% of the outstanding Assignee Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the fourth quarter of calendar year 2001:

                  None.

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


                              Oxford Residential Properties I Limited
                              Partnership


                               By:  Oxford Residential Properties I
                                    Corporation
                                    Managing General Partner


                               By:  /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President


                              By:   /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President and
                                    Controller


                              Date:


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye                                    Date:
Patrick J. Foye
Executive Vice President and Director


/s/Martha L. Long                                     Date:
Martha L. Long
Senior Vice President and Controller