Form 10QSB
period 2002-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2002-05-15
CIK 744786

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


                For the quarterly period ended March 31, 2002


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
  Cash and cash equivalents                                                    $   954
  Receivables and deposits                                                         735
  Restricted escrows                                                               538
  Other assets                                                                     294
  Investment properties:
   Land                                                         $ 3,681
   Buildings and related personal property                        42,041
                                                                  45,722
   Less accumulated depreciation                                 (21,491)       24,231
                                                                              $ 26,752
Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                                              $ 96
  Tenant security deposits                                                         148
  Accrued property taxes                                                           342
  Other liabilities                                                                386
  Due to general partner                                                         1,507
  Mortgage notes payable                                                        19,263

Partners' (Deficit) Capital
  General partners                                               $ (950)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                 5,959         5,010
                                                                              $ 26,752

         See Accompanying Notes to Consolidated Financial Statements

b)

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                                               Three Months Ended
                                                                    March 31,
                                                               2002          2001
Revenues:
  Rental income                                               $ 1,935       $ 2,091
  Other income                                                    158           117
      Total revenues                                            2,093         2,208

Expenses:
  Operating                                                       878           815
  General and administrative                                       22            33
  Depreciation                                                    485           318
  Interest                                                        410           427
  Property taxes                                                  229           224
      Total expenses                                            2,024         1,817

Income before cumulative effect                                    69           391
Cumulative effect on prior years of a change in
  accounting principle for the cost of capital
  improvements and replacements                                    --         1,120

Net income                                                     $ 69         $ 1,511

Net income allocated to general partners (2%)                   $ 1          $ 30

Net income allocated to assignee unit holders (98%)                68         1,481

                                                               $ 69         $ 1,511
Per assignee unit:
  Income before cumulative effect                             $ 2.89        $ 16.26
  Cumulative effect on prior years of a change in
   accounting principle for the cost of capital
   improvements and replacements                                   --         46.61

Net income                                                    $ 2.89        $ 62.87

Proforma amounts assuming the new accounting principle
 was applied retroactively:
   Net income                                                  $ 69          $ 391
   Net income per limited partnership unit                    $ 2.89        $ 16.26

Distributions per limited partnership unit                    $ 15.07        $ --

         See Accompanying Notes to Consolidated Financial Statements

c)

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)

                                                        Limited Partners' Interests

                                                          Assignor       Assignee
                                  Assignee    General     Limited          Unit
                                    Units    Partners     Partner        Holders       Total

Partners' (deficit) capital
  at December 31, 2001             23,558     $ (951)       $ 1          $ 6,246      $ 5,296

Distributions to partners              --         --           --           (355)        (355)

Net income for the three
  months ended March 31, 2002          --          1           --             68           69

Partners' (deficit) capital
  at March 31, 2002                23,558     $ (950)       $ 1          $ 5,959      $ 5,010

         See Accompanying Notes to Consolidated Financial Statements

d)
             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 69       $ 1,511
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   485          318
     Amortization of loan costs                                      18           16
     Cumulative effect on prior years of a change in
      accounting principle for the costs of capital
      improvements and replacements                                  --       (1,120)
     Changes in accounts:
      Receivables and deposits                                     (126)        (148)
      Other assets                                                  (82)          68
      Accounts payable                                             (147)          82
      Tenant security deposits payable                              (22)          (1)
      Due to general partner                                         57           38
      Accrued property taxes                                        186          141
      Other liabilities                                             152           13
          Net cash provided by operating activities                 590          918

Cash flows from investing activities:
  Property improvements and replacements                           (155)        (310)
  Net withdrawals from (deposits to) restricted escrows               3           (4)
          Net cash used in investing activities                    (152)        (314)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (130)        (120)
  Distributions to partners                                        (355)      (1,150)
  Advance from general partner                                       --           80
          Net cash used in financing activities                    (485)      (1,190)

Net decrease in cash and cash equivalents                           (47)        (586)
Cash and cash equivalents at beginning of period                  1,001        1,599

Cash and cash equivalents at end of period                       $ 954       $ 1,013

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 399        $ 409

At December 31, 2000, distributions of approximately $1,150,000 were accrued and paid in 2001.

         See Accompanying Notes to Consolidated Financial Statements


e)

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2001 amounts to conform to the 2002 presentation.

Note B - Transactions with Affiliates

The Partnership has no directors or officers. The Managing General Partner and its affiliates do not receive any direct compensation, but receive fees and are reimbursed by ORP for any actual direct costs and expenses incurred in connection with the operation of the Partnership.

Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which are not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for both of the three month periods ended March 31, 2002 and 2001, were approximately $11,000.

During the three months ended March 31, 2002, an affiliate of the Managing General Partner received approximately $10,000 for fees related to construction management services. The construction management service fees are calculated based on a percentage of current year additions to the investment properties.

Under the Property Management Agreement with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Total property management fees of approximately $112,000 and $106,000 for the three months ended March 31, 2002 and 2001, respectively, were charged to expense and are included in operating expense on the consolidated statement of operations. Property management fees of approximately $43,000 for the three month period ended March 31, 2002 have been deferred and are included in "Due to General Partner" on the accompanying consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $116,000 and $123,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Change in Accounting Principle

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

Note D - Casualty Event

The Landings Apartments suffered damage from a fire in April 2001. Repair work has been completed, however, the cost of the repairs is being disputed between the contractor and the insurance company. The Partnership is unable to estimate the reimburseable cost of the repairs or the insurance proceeds to ultimately be received as of March 31, 2002 and, therefore, the Partnership is unable to estimate any gain or loss relating to this casualty. The consolidated financial statements do not include any adjustments which might result from the outcome of this contingency.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      The Landings Apartments                       91%        90%
        Indianapolis, Indiana
      Shadow Oaks Apartments                        92%        92%
        Tampa, Florida
      Raven Hill Apartments (1)                     92%        99%
        Burnsville, Minnesota
      Fairlane East Apartments (2)                  86%        97%
        Dearborn, Michigan

(1) The Managing General Partner attributes the decrease in average occupancy at Raven Hill Apartments to an increase in apartment units in the area.

(2) The Managing General Partner attributes the decrease in average occupancy at Fairlane East Apartments to job layoffs by a major employer in the area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $69,000 compared to net income for the three months ended March 31, 2001 of approximately $1,511,000. The decrease in net income is primarily due to the recognition of approximately $1,120,000 in 2001 of a cumulative effect on prior years of a change in accounting principle as discussed below.

Income before the cumulative effect on prior years of a change in accounting principle was approximately $69,000 and $391,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in income is primarily due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues is primarily due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income is primarily due to a decrease in occupancy at Raven Hill Apartments and Fairlane East Apartments and a decrease in the average rental rate at Shadow Oaks Apartments. The increase in other income is primarily due to an increase in utilities reimbursements at all of the Partnership's investment properties and an increase in late charges at three of the properties partially offset by a decrease in interest income due to lower balances on deposit in interest bearing accounts at all properties.

The increase in total expenses is primarily due to an increase in depreciation expense due to new assets being placed into service during the previous twelve months.

Effective January 1, 2001, the four properties comprising the ORP portfolio changed its thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment real estate, and changed their method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. In the first quarter of 2001, ORP recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $954,000 compared to approximately $1,013,000 at March 31, 2001. The decrease in cash and cash equivalents for the three months ended March 31, 2002 from the Partnership's year ended December 31, 2001 was approximately $47,000. This decrease is due to approximately $485,000 of cash used in financing activities and approximately $152,000 of cash used in investing activities partially offset by approximately $590,000 of cash provided by
operating   activities.   Cash  used  in  financing   activities   consisted  of
distributions paid to the partners and principal payments on the mortgages encumbering the investment properties. Cash used in investing activities consisted of capital improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital in interest bearing accounts.

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

The Landings Apartments

Approximately $55,000 has been budgeted for 2002 for capital improvements at The Landings Apartments consisting primarily of floor covering replacements, heating and air conditioning replacements and structural improvements. During the three months ended March 31, 2002, the Partnership completed approximately $35,000 of capital improvements consisting primarily of floor covering replacement, interior decoration and plumbing improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadow Oaks Apartments

Approximately $121,000 has been budgeted for 2002 for capital improvements at Shadow Oaks Apartments consisting primarily of floor covering replacements, appliances, sprinkler system, water heaters, air conditioning replacements, light fixtures and structural improvements. During the three months ended March 31, 2002, the Partnership completed approximately $44,000 of capital improvements consisting primarily of major landscaping and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Raven Hill Apartments

Approximately $121,000 has been budgeted for 2002 for capital improvements at Raven Hill Apartments consisting primarily of floor covering replacements, air conditioning replacements, appliances and fire safety enhancements. During the three months ended March 31, 2002, the Partnership completed approximately $38,000 of capital improvements consisting primarily of floor covering replacement, appliances and electrical breakers. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

Approximately $153,000 has been budgeted for 2002 for capital improvements at Fairlane East Apartments consisting primarily of floor covering replacements, appliances, electrical upgrades, fire safety enhancement and structural improvements. During the three months ended March 31, 2002, the Partnership completed approximately $38,000 of capital improvements consisting primarily of floor covering replacement, drapes and miniblinds and interior decoration. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,263,000 is amortized over 120 months with required balloon payments due in 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations           $ 355            $15.07            $ --             $ --

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 13,077 Assignee Units in the Partnership representing approximately 55.51% of the outstanding units. It is possible that AIMCO or its affiliates will acquire additional Assignee Units for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 55.51% of the outstanding Assignee Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 3.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K filed in the first quarter of 2002:

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