Form 10QSB
period 2002-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2002-08-14
CIK 744786

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002



Assets
  Cash and cash equivalents                                                    $ 320
  Receivables and deposits                                                         762
  Restricted escrows                                                               409
  Other assets                                                                     252
  Investment properties:
   Land                                                         $ 3,681
   Buildings and improvements                                     42,177
                                                                  45,858
   Less accumulated depreciation                                 (21,859)       23,999
                                                                              $ 25,742
Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                                              $ 84
  Tenant security deposits                                                         145
  Accrued taxes                                                                    276
  Other liabilities                                                                298
  Due to general partner                                                         1,381
  Mortgage notes payable                                                        19,131

Partners' (Deficit) Capital
  General partners                                               $ (943)
  Assignor limited partner                                             1
  Assignee unit holders (25,714 units issued and 23,558
    outstanding)                                                   5,369         4,427
                                                                              $ 25,742

         See Accompanying Notes to Consolidated Financial Statements


             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)

                                                    Three Months Ended      Six Months Ended
                                                         June 30,               June 30,
                                                     2002        2001        2002       2001
Revenues:
  Rental income                                    $ 2,018     $ 2,097     $ 3,953    $ 4,188
  Other income                                         189         160         347        277
      Total revenues                                 2,207       2,257       4,300      4,465

Expenses:
  Operating                                            820         809       1,648      1,624
  General and administrative                            20          38          42         71
  Depreciation                                         368         437         853        755
  Interest                                             440         429         850        856
  Property taxes                                       272         229         501        453
       Total expenses                                1,920       1,942       3,894      3,759

Income before cumulative effect                        287         315         406        706
Cumulative effect on prior years of a change
  in accounting principle for the cost of
  capital improvements and replacements                 --          --          --      1,120

Net income                                          $ 287       $ 315       $ 406     $ 1,826

Net income allocated to general partners (2%)        $ 6         $ 6         $ 8        $ 36
Net income allocated to limited partner (98%)          281         309         398      1,790

                                                    $ 287       $ 315       $ 406     $ 1,826
Per assignee unit:
  Income before cumulative effect                  $ 11.93     $ 13.12     $ 16.89    $ 29.37
  Cumulative effect on prior years of a change
   in accounting principle for the cost of
   capital improvements and replacements                --          --          --      46.61

Net income                                         $ 11.93     $ 13.12     $ 16.89    $ 75.98

Proforma amounts assuming the new accounting
  principle was applied
  retroactively:
   Net income                                       $ 287       $ 315       $ 406      $ 706
   Net income per assignee unit                    $ 11.93     $ 13.12     $ 16.89    $ 29.37

Distribution per assignee unit                     $ 39.05       $ --      $ 54.12      $ --

         See Accompanying Notes to Consolidated Financial Statements


             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                                (in thousands)



                                Assignee   General      Assignor        Assignee
                                 Units    Partners   Limited Partner  Unit Holders     Total

Partners' (deficit) capital
  at December 31, 2001           23,558    $ (951)         $ 1           $ 6,246      $ 5,296

Distributions to partners            --        --             --          (1,275)      (1,275)

Net income for the six
  months ended June 30, 2002         --         8             --             398          406

Partners' (deficit) capital
  at June 30, 2002               23,558    $ (943)         $ 1           $ 5,369      $ 4,427

         See Accompanying Notes to Consolidated Financial Statements


             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 406       $ 1,826
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   853          755
     Amortization of loan costs                                      34           32
     Cumulative effect on prior years of a change in
      accounting principle for the costs of capital
      improvements and replacements                                  --       (1,120)
     Changes in assets and liabilities:
      Receivables and deposits                                     (153)         (82)
      Other assets                                                  (56)         (56)
      Accounts payable                                             (159)         409
      Tenant security deposits                                      (25)          (6)
      Due to general partner                                        130           78
      Accrued property tax                                          120          139
      Other liabilities                                              64          193
          Net cash provided by operating activities               1,214        2,168

Cash flows from investing activities:
  Property improvements and replacements                           (291)        (928)
  Net withdrawals from restricted escrows                           132           56
          Net cash used in investing activities                    (159)        (872)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (262)        (242)
  Distributions to partners                                      (1,275)      (1,150)
  Repayment of loan from affiliate                                 (199)          --
  Advances from affiliate                                            --          242
          Net cash used in financing activities                  (1,736)      (1,150)

Net (decrease) increase in cash and cash equivalents               (681)         146
Cash and cash equivalents at beginning of period                  1,001        1,599

Cash and cash equivalents at end of period                       $ 320       $ 1,745

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 804        $ 816

At December 31, 2000, distributions of approximately $1,150,000 were accrued and paid during the six months ended June 30, 2001.

         See Accompanying Notes to Consolidated Financial Statements


             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which are not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the six month periods ended June 30, 2002 and 2001, was approximately $21,000 and $11,000, respectively, for administrative and accounting related costs.

During the six months ended June 30, 2002, an affiliate of the Managing General Partner received approximately $14,000 for fees related to construction management services. There were no such fees during the six months ended June 30, 2001. The construction management service fees are calculated based on a percentage of current year additions to the investment properties.

Under the Property Management Agreement with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $217,000 and $214,000 for the six months ended June 30, 2002 and 2001, respectively, were charged to expense and are included in operating expense on the consolidated statement of operations. Property management fees of approximately $85,000 for the six month period ended June 30, 2002 have been deferred and are included in other liabilities on the accompanying consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $116,000 and $123,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Change in Accounting Principle

Effective January 1, 2001, the four properties comprising the ORP portfolio changed their thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment real estate, and changed their method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. During the six months ended June 30, 2001, ORP recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Note D - Casualty Event

The Landings Apartments suffered damage from a fire in April 2001. Repair work has been completed, however, the cost of the repairs is being disputed between the contractor and the insurance company. The Partnership is unable to estimate the reimbursable cost of the repairs or the insurance proceeds to ultimately be received as of June 30, 2002 and, therefore, the Partnership is unable to estimate any gain or loss relating to this casualty. The consolidated financial statements do not include any adjustments which might result from the outcome of this contingency.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      The Landings Apartments (1)                   93%        89%
        Indianapolis, Indiana
      Shadow Oaks Apartments                        95%        93%
        Tampa, Florida
      Raven Hill Apartments (2)                     92%        98%
        Burnsville, Minnesota
      Fairlane East Apartments (3)                  90%        96%
        Dearborn, Michigan

(1) The Managing General Partner attributes the increase in average occupancy at The Landings Apartments to units damaged in a fire in April 2001 becoming available to lease in 2002, as repairs have been completed.

(2) The Managing General Partner attributes the decrease in average occupancy at Raven Hill Apartments to the availability of new homes and low home mortgage interest rates.

(3) The Managing General Partner attributes the decrease in average occupancy at Fairlane East Apartments to job layoffs by a major employer in the area.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2002 was approximately $287,000 and $406,000, respectively, as compared to net income for the three and six months ended June 30, 2001 of approximately $315,000 and $1,826,000, respectively. The decrease in net income for the six months ended June 30, 2002 is primarily due to the recognition of approximately $1,120,000 in 2001 of a cumulative effect on prior years of a change in accounting principle as discussed below.

Income before the cumulative effect on prior years of a change in accounting principle was approximately $287,000 and $406,000 for the three and six months ended June 30, 2002, respectively, as compared to income before cumulative effect of approximately $315,000 and $706,000 for the three and six months ended June 30, 2001, respectively. The decrease in income before the cumulative effect for the six months ended June 30, 2002 was due to a decrease in total revenues and an increase in total expenses. The decrease in income before the cumulative effect for the three months ended June 30, 2002 was due to a decrease in total revenues partially offset by a decrease in total expenses.

The decrease in total revenues for both of the three and six months ended June 30, 2002 is primarily due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income is primarily due to a decrease in occupancy at Raven Hill and Fairlane East Apartments and a decrease in the average rental rate at The Landings, Shadow Oaks, and Fairlane East Apartments. The increase in other income is primarily due to an increase in utilities reimbursements and late charges at all of the Partnership's investment properties partially offset by a decrease in interest income due to lower balances on deposit in interest bearing accounts at all properties.

The increase in total expenses for the six months ended June 30, 2002 was primarily due to increases in operating, property tax, and depreciation expenses partially offset by a decrease in general and administrative expenses. The increase in operating expense is primarily due to increases in property and insurance expenses. The increase in property expense was due primarily to increases in salary and benefits related costs primarily at The Landings Apartments and Raven Hill Apartments. The increase in property tax expense is due to an increase in the assessed value of Fairlane East Apartments and Raven Hill Apartments. The increase in insurance expense is primarily due to an increase in premiums at Fairlane East Apartments. The increase in depreciation expense is due to fixed asset additions during the prior twelve months being placed into service. The decrease in general and administrative expense is due to decreases in the costs associated with the management of the Partnership.

The decrease in total expenses for the three months ended June 30, 2002 was primarily due to decreases in general and administrative expenses, as discussed above, and depreciation expense partially offset by an increase in operating expenses, as discussed above. The decrease in depreciation expense is primarily due to the timing of assets becoming fully depreciated.

Effective January 1, 2001, the four properties comprising the ORP portfolio changed their thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment real estate, and changed their method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. During the six months ended June 30, 2001, ORP recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $320,000 compared to approximately $1,745,000 at June 30, 2001. The decrease in cash and cash equivalents for the six months ended June 30, 2002 from the Partnership's year ended December 31, 2001 was approximately $681,000. This decrease is due to approximately $1,736,000 of cash used in financing activities and approximately $159,000 of cash used in investing activities partially offset by approximately $1,214,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners, repayment of advances from an affiliate of the Managing General Partner and principal payments on the mortgages encumbering the investment properties. Cash used in investing activities consisted of capital improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital in interest bearing accounts.

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

The Landings Apartments

Approximately $50,000 has been budgeted for 2002 for capital improvements at The Landings Apartments consisting primarily of floor covering replacements, heating and air conditioning replacements and structural improvements. During the six months ended June 30, 2002, the Partnership completed approximately $63,000 of budgeted and unbudgeted capital improvements at The Landings Apartments, consisting primarily of floor covering replacement, water heater replacements, structural improvements, interior decoration, cabinets, office computers, and plumbing improvements. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Shadow Oaks Apartments

Approximately $129,000 has been budgeted for 2002 for capital improvements at Shadow Oaks Apartments consisting primarily of floor covering replacements, appliances, sprinkler system, water heaters, light fixtures, and structural improvements. During the six months ended June 30, 2002, the Partnership completed approximately $108,000 of capital improvements at Shadow Oaks Apartments, consisting primarily of exterior painting, major landscaping, light fixtures, and floor covering replacements. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Raven Hill Apartments

Approximately $115,000 has been budgeted for 2002 for capital improvements at Raven Hill Apartments consisting primarily of floor covering replacements, air conditioning replacements, appliances, and fire safety enhancements. During the six months ended June 30, 2002, the Partnership completed approximately $57,000 of capital improvements at Raven Hill Apartments, consisting primarily of floor covering replacement, appliances, electrical breakers, and plumbing fixtures. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Fairlane East Apartments

Approximately $148,000 has been budgeted for 2002 for capital improvements at Fairlane East Apartments consisting primarily of floor covering replacements, appliances, electrical, fire safety enhancement, and structural improvements.
During the six months ended June 30, 2002, the Partnership completed approximately $63,000 of capital improvements at Fairlane East Apartments, consisting primarily of appliance and floor covering replacements, air conditioning, drapes and miniblinds, and interior decoration. These improvements were funded from operating cash flow and replacement reserves. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,131,000 is amortized over 120 months with required balloon payments of approximately $18,175,000 due in 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $1,275           $54.12            $ --             $ --

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,217 Assignee Units in the Partnership representing 56.10% of the outstanding units at June 30, 2002. It is possible that AIMCO or its affiliates will acquire additional Assignee Units in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.10% of the outstanding Assignee Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

                           PART II - OTHER INFORMATION



ITEM 3.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Amended and Restated Agreement and Certificate of Limited Partnership (incorporated by reference to Exhibit A of the Prospectus of the Partnership, dated May 24, 1985).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                              OXFORD   RESIDENTIAL    PROPERTIES   I   LIMITED
                              PARTNERSHIP


                              By: Oxford Residential Properties I Corporation Managing General Partner


                              By:   /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President


                              By:   /s/Thomas C. Novosel
                                    Thomas C. Novosel
                                    Senior Vice President
                                    and Chief Accounting Officer


                              Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.