Form 10QSB
period 2002-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2002-11-13
CIK 744786

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 2002


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
  Cash and cash equivalents                                                    $   846
  Receivables and deposits                                                         892
  Restricted escrows                                                               371
  Other assets                                                                     189
  Investment properties:
   Land                                                         $ 3,681
   Buildings and improvements                                     42,573
                                                                  46,254
   Less accumulated depreciation                                 (22,141)       24,113
                                                                              $ 26,411
Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                                             $ 417
  Tenant security deposits                                                         141
  Accrued taxes                                                                    309
  Other liabilities                                                                307
  Due to general partner                                                         1,442
  Mortgage notes payable                                                        18,995

Partners' (Deficit) Capital
  General partners                                               $ (935)
  Assignor limited partner                                             1
  Assignee unit holders (25,714 units issued and 23,558
    outstanding)                                                   5,734         4,800
                                                                              $ 26,411

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                    Three Months Ended     Nine Months Ended
                                                      September 30,          September 30,
                                                     2002        2001        2002       2001
Revenues:
  Rental income                                    $ 2,022     $ 2,006     $ 5,975    $ 6,194
  Other income                                         219         137         566        414
      Total revenues                                 2,241       2,143       6,541      6,608

Expenses:
  Operating                                            738         879       2,386      2,503
  General and administrative                            46          42          88        113
  Depreciation                                         402         456       1,255      1,211
  Interest                                             403         424       1,253      1,280
  Property taxes                                       279         241         780        694
       Total expenses                                1,868       2,042       5,762      5,801

Income before cumulative effect                        373         101         779        807
Cumulative effect on prior years of a change
  in accounting principle for the cost of
  capital improvements and replacements                 --          --          --      1,120

Net income                                          $ 373       $ 101       $ 779     $ 1,927

Net income allocated to general partners (2%)        $ 7         $ 2         $ 16       $ 39
Net income allocated to limited partner (98%)          366          99         763      1,888

                                                    $ 373       $ 101       $ 779     $ 1,927
Per assignee unit:
  Income before cumulative effect                  $ 15.54      $ 4.20     $ 32.39    $ 33.53
  Cumulative effect on prior years of a change
   in accounting principle for the cost of
   capital improvements and replacements                --          --          --      46.61

Net income                                         $ 15.54      $ 4.20     $ 32.39    $ 80.14

Proforma amounts assuming the new accounting
  principle was applied retroactively:
   Net income                                       $ 373       $ 101       $ 779      $ 807
   Net income per assignee unit                    $ 15.54      $ 4.20     $ 32.39    $ 33.53

Distribution per assignee unit                       $ --      $ 15.28     $ 54.12    $ 15.28

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                                 (in thousands)


                                  Assignee   General       Assignor       Assignee
                                    Units    Partners  Limited Partner  Unit Holders     Total

Partners' (deficit) capital
  at December 31, 2001              23,558    $ (951)        $ 1           $ 6,246      $ 5,296

Distributions to partners               --        --            --          (1,275)      (1,275)

Net income for the nine months
  ended September 30, 2002              --        16            --             763          779

Partners' (deficit) capital
  at September 30, 2002             23,558    $ (935)        $ 1           $ 5,734      $ 4,800

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net income                                                     $ 779       $ 1,927
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 1,255        1,211
     Amortization of loan costs                                      39           49
     Cumulative effect on prior years of a change in
      accounting principle for the costs of capital
      improvements and replacements                                  --       (1,120)
     Changes in assets and liabilities:
      Receivables and deposits                                     (222)         (87)
      Other assets                                                    2          (31)
      Accounts payable                                             (183)         159
      Tenant security deposits                                      (29)         (16)
      Due to general partner                                        191          121
      Accrued property tax                                          153          147
      Other liabilities                                              73          129
          Net cash provided by operating activities               2,058        2,489

Cash flows from investing activities:
  Property improvements and replacements                           (511)      (1,370)
  Net withdrawals from restricted escrows                           170          124
          Net cash used in investing activities                    (341)      (1,246)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (398)        (367)
  Distributions to partners                                      (1,275)      (1,510)
  Repayment of loan from affiliate                                 (199)        (234)
  Advances from affiliate                                            --          433
          Net cash used in financing activities                  (1,872)      (1,678)

Net decrease in cash and cash equivalents                          (155)        (435)
Cash and cash equivalents at beginning of period                  1,001        1,599

Cash and cash equivalents at end of period                       $ 846       $ 1,164

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,197      $ 1,232

Supplemental disclosure of non-cash information:
  Fixed assets in accounts payable                               $ 357        $ --

At December 31, 2000, distributions of approximately $1,150,000 were accrued and paid during the nine months ended September 30, 2001.

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Expense reimbursements are for an affiliate's personnel costs, travel expenses and interest on interim working capital advances, which are not covered separately by fees. Total reimbursements to the Managing General Partner and its affiliates for the nine month periods ended September 30, 2002 and 2001, were approximately $35,000 and $32,000, respectively, for administrative and accounting related costs.

During the nine months ended September 30, 2002, an affiliate of the Managing General Partner received approximately $16,000 for fees related to construction management services. There were no such fees during the nine months ended September 30, 2001. The construction management service fees are calculated based on a percentage of current year additions to the investment properties.

Under the Property Management Agreement with NHP Management Company, the management fee is equal to 5% of gross collections for all properties; however, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $327,000 and $319,000 for the nine months ended September 30, 2002 and 2001, respectively, were charged to expense and are included in operating expense on the consolidated statement of operations. Property management fees of approximately $127,000 for the nine month period ended September 30, 2002 have been deferred and are included in other liabilities on the accompanying consolidated balance sheet. At September 30, 2002, deferred management fees of approximately $1,332,000 are included in Due to general partner on the accompanying consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $116,000 and $123,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Change in Accounting Principle

Effective January 1, 2001, the four properties comprising the ORP portfolio changed their thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment real estate, and changed their method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping and common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. During the nine months ended September 30, 2001, ORP recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Note D - Subsequent Event - Casualty

In April 2001, The Landings Apartments incurred damages to its buildings as a result of a fire. As a result of the damage, net fixed assets of approximately $61,000 were written off. Subsequent to September 30, 2002, proceeds of approximately $299,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $238,000 was recognized in October as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      The Landings Apartments (1)                   94%        89%
        Indianapolis, Indiana
      Shadow Oaks Apartments (2)                    95%        92%
        Tampa, Florida
      Raven Hill Apartments (3)                     93%        98%
        Burnsville, Minnesota
      Fairlane East Apartments                      92%        93%
        Dearborn, Michigan

(1) The Managing General Partner attributes the increase in average occupancy at The Landings Apartments to units damaged in a fire in April 2001 becoming available to lease in 2002, as repairs have been completed.

(2) The Managing General Partner attributes the increase in average occupancy at Shadow Oaks Apartments to increased marketing efforts.

(3) The Managing General Partner attributes the decrease in average occupancy at Raven Hill Apartments to the availability of new homes and low home mortgage interest rates.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2002 was approximately $373,000 and $779,000, respectively, as compared to net income for the three and nine months ended September 30, 2001 of approximately $101,000 and $1,927,000, respectively. The decrease in net income for the nine months ended September 30, 2002 is primarily due to the recognition of approximately $1,120,000 in 2001 of a cumulative effect on prior years of a change in accounting principle as discussed below.

Income before the cumulative effect on prior years of a change in accounting principle was approximately $373,000 and $779,000 for the three and nine months ended September 30, 2002, respectively, as compared to income before cumulative effect of approximately $101,000 and $807,000 for the three and nine months ended September 30, 2001, respectively. The increase in income before the cumulative effect for the three months ended September 30, 2002 was due to an increase in total revenues and a decrease in total expenses. The decrease in income before the cumulative effect for the nine months ended September 30, 2002 was due to a decrease in total revenue offset by a decrease in total expenses.

The increase in total revenues for the three months ended September 30, 2002 is due to an increase in other income. The increase in other income is primarily due to an increase in utilities reimbursements and late charges at all of the Partnership's investment properties partially offset by a decrease in interest income due to lower balances on deposit in interest bearing accounts at all properties. For the nine months ended September 30, 2002, these increases were partially offset by a decrease in rental income primarily due to a decrease in occupancy at Raven Hill and Fairlane East Apartments and a decrease in the average rental rate at all four investment properties.

The decrease in total expenses for the nine months ended September 30, 2002 was primarily due to decreases in operating, interest, and general and administrative expenses partially offset by an increase in depreciation and property tax expenses. The decrease in operating expense is primarily due to decreases in property expense caused by decreases in employee apartment expense and utility expense at Raven Hill Apartments. Interest expense decreased due to lower scheduled payments on the mortgage notes payable at all four investment properties. The decrease in general and administrative expense is due to decreases in the costs associated with the management of the Partnership. The increase in depreciation expense is due to fixed asset additions during the prior twelve months being placed into service. The increase in property tax expense is due to an increase in the assessed value of Fairlane East Apartments and Raven Hill Apartments.

The decrease in total expenses for the three months ended September 30, 2002 was primarily due to decreases in operating and interest expenses, as discussed above, and depreciation expense partially offset by an increase in property tax expenses, as discussed above. The decrease in depreciation expense is primarily due to the timing of assets becoming fully depreciated.

Effective January 1, 2001, the four properties comprising the ORP portfolio changed their thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment real estate, and changed their method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping and common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. During the nine months ended September 30, 2001, ORP recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $846,000 compared to approximately $1,164,000 at September 30, 2001. The decrease in cash and cash equivalents for the nine months ended September 30, 2002 from the Partnership's year ended December 31, 2001 was approximately $155,000. This decrease is due to approximately $1,872,000 of cash used in financing activities and approximately $341,000 of cash used in investing activities offset by approximately $2,058,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners, repayment of advances from an affiliate of the Managing General Partner and principal payments on the mortgages encumbering the investment properties. Cash used in investing activities consisted of capital improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partners monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

The Landings Apartments

Approximately $62,000 has been budgeted for 2002 for capital improvements at The Landings Apartments consisting primarily of floor covering replacements, heating and air conditioning replacements and structural improvements. During the nine months ended September 30, 2002, the Partnership completed approximately $453,000 of budgeted and unbudgeted capital improvements and casualty repairs at The Landings Apartments, consisting primarily of floor covering replacement, water heater replacements, structural improvements, interior decoration, cabinets, office computers, and plumbing improvements. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Shadow Oaks Apartments

Approximately $133,000 has been budgeted for 2002 for capital improvements at Shadow Oaks Apartments consisting primarily of floor covering replacements, appliances, sprinkler system, water heaters, light fixtures, and structural improvements. During the nine months ended September 30, 2002, the Partnership completed approximately $143,000 of budgeted and unbudgeted capital improvements at Shadow Oaks Apartments, consisting primarily of exterior painting, major landscaping, electrical upgrades, light fixtures, and floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Raven Hill Apartments

Approximately $108,000 has been budgeted for 2002 for capital improvements at Raven Hill Apartments consisting primarily of floor covering replacements, air conditioning replacements, appliances, and fire safety enhancements. During the nine months ended September 30, 2002, the Partnership completed approximately $113,000 of budgeted and unbudgeted capital improvements at Raven Hill Apartments, consisting primarily of floor covering replacement, appliances, swimming pool upgrades, electrical breakers, and plumbing fixtures. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Fairlane East Apartments

Approximately $150,000 has been budgeted for 2002 for capital improvements at Fairlane East Apartments consisting primarily of floor covering replacements, appliances, electrical, fire safety enhancement, and structural improvements. During the nine months ended September 30, 2002, the Partnership completed approximately $159,000 of budgeted and unbudgeted capital improvements at Fairlane East Apartments, consisting primarily of appliance and floor covering replacements, air conditioning, drapes and miniblinds, and interior decoration. These improvements were funded from operating cash flow and replacement reserves. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $18,995,000 is amortized over 120 months with required balloon payments of approximately $18,175,000 due in 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                    Nine Months      Per Limited       Nine Months       Per Limited
                       Ended         Partnership          Ended          Partnership
                September 30, 2002       Unit       September 30, 2001       Unit

Operations            $1,275            $54.12            $ 360             $15.28

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,597 Assignee Units in the Partnership representing 57.71% of the outstanding units at September 30, 2002. It is possible that AIMCO or its affiliates will acquire additional Assignee Units in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on September 27, 2002 a tender offer by AIMCO Properties, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $692.00 per Unit expired. Pursuant to this offer, AIMCO acquired 385 Units during the quarter ended September 30, 2002. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.71% of the outstanding Assignee Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weakness exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

            b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

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



                             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP


                              By: Oxford Residential Properties I Corporation Managing General Partner


                              By:   /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President


                              By:   /s/Thomas C. Novosel
                                    Thomas C. Novosel
                                    Senior Vice President
                                    and Chief Accounting Officer


                              Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Oxford Residential Properties I;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive    Vice    President   of   Oxford
                                    Residential    Properties   I   Corporation,
                                    equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Oxford Residential Properties I;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Oxford  Residential  Properties I
                                    Corporation,   equivalent   of   the   chief
                                    financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.