Form 10KSB
period 2002-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2003-03-31
CIK 744786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10KSB
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934


                   For the fiscal year ended December 31, 2002


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

State issuer's revenues for its most recent fiscal year.   $8,968,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in the "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of the Form 10-KSB.

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


                        Gross
                       Carrying    Accumulated                             Federal
Properties              Value      Depreciation     Rate      Method      Tax Basis
                           (in thousands)                              (in thousands)
The Landings           $ 6,487       $ 2,890      5-30 yrs     S/L          1,374
Shadow Oaks              9,236         4,478      5-40 yrs     S/L          1,859
Raven Hill              13,960         7,022      5-30 yrs     S/L          1,194
Fairlane East           16,615         8,254      5-30 yrs     S/L          3,488

       Totals          $46,298       $22,644                               $7,915

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"  for  a  description  of  the   Partnership's   capitalization   and
depreciation policies.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                       Principal                                          Principal
                      Balance At       Stated                              Balance
                     December 31,     Interest    Period    Maturity        Due At
Properties               2002           Rate    Amortized     Date       Maturity (1)
                    (in thousands)                                      (in thousands)

The Landings            $ 2,856        8.25%      10 yrs    02/11/04       $ 2,753
Shadow Oaks               4,160         (2)        5 yrs    11/01/07         3,639
Raven Hill                4,364        8.25%      10 yrs    02/11/04         4,206
Fairlane East             8,665        8.25%      10 yrs    02/11/04         8,351

      Totals            $20,045                                            $18,949

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate at December 31, 2002 was 2.16%.

On November 1, 2002, the Partnership refinanced the mortgage encumbering Shadow Oaks Apartments. This loan was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002, the loan encumbering Shadow Oaks Apartments was sold to Fannie Mae and the Credit Facility under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the Shadow Oaks Apartment loan replaced the existing mortgage of approximately $2,980,000 with a new mortgage in the amount of $4,160,000. Total capitalized loan costs were approximately $111,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $13,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                Average Annual               Average Annual
                                 Rental Rates                  Occupancy
                                  (per unit)
Properties                   2002            2001          2002          2001

The Landings (1)            $ 8,027        $ 8,219          93%          90%
Shadow Oaks                   6,668          6,806          94%          92%
Raven Hill (2)               10,063         10,136          93%          97%
Fairlane East                13,294         13,632          92%          92%

(1) The Managing General Partner attributes the increase in occupancy to units damaged in a fire in 2001 becoming available for rent in 2002.

(2) The Managing General Partner attributes the decrease in occupancy to the low mortgage rates and favorable home buying environment.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                             2002               2002
                                            Billing             Rate
                                         (in thousands)

       The Landings Apartments               $ 101             2.79%
       Shadow Oaks Apartments                  120             2.37%
       Raven Hill Apartments                   295             2.11%
       Fairlane East Apartments                299             4.73%


Capital Improvements

The Landings Apartments

For 2002, the Partnership completed approximately $467,000 of capital improvements at The Landings Apartments consisting primarily of building improvements, interior decoration, water heaters, structural upgrades, plumbing fixtures, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $45,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadow Oaks Apartments

For 2002, the Partnership completed approximately $148,000 of capital improvements at Shadow Oaks Apartments consisting primarily of water heaters, exterior painting, major landscaping, light fixtures and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $60,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Raven Hill Apartments

For  2002,  the  Partnership   completed   approximately   $134,000  of  capital
improvements at Raven Hill Apartments consisting primarily of electrical upgrades, appliances, air conditioning units, plumbing fixtures, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $117,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

For 2002, the Partnership completed approximately $187,000 of capital improvements at Fairlane East Apartments consisting primarily of HVAC replacements, appliances, floor covering replacements, drapes and mini blinds, and interior decoration. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $73,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Managing General Partner is unaware of any pending or outstanding litigation that would have a material effect on the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2002.


                                     PART II

Item  5.  Market  for  the  Registrant's   Partnership   Interests  and  Related
Partnership Matters

The Partnership originally issued 25,714 Assignee Units and through December 31, 2002, had redeemed a total of 2,156 Assignee Units, ranging in price from $332 to $600 per Assignee Unit. As of December 31, 2002, there were 768 holders of record owning an aggregate of 23,558 Assignee Units outstanding. Affiliates of the Managing General Partner owned 13,627 Assignee Units or 57.84% at December 31, 2002. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                      Per Limited                        Per Limited
                      Year Ended      Partnership       Year Ended       Partnership
                  December 31, 2002       Unit       December 31, 2001       Unit

Operations              $1,275           $54.12            $ 360            $15.28
Refinance (1)            1,047            44.44               --                --
Total                   $2,322           $98.56            $ 360            $15.28

(1) From the refinancing of Shadow Oaks Apartments in November 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,627 Assignee Units in the Partnership representing 57.84% of the outstanding units at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional Assignee Units in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.84% of the outstanding Assignee Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002, was approximately $1,175,000 compared to net income of approximately $1,937,000 for the year ended December 31, 2001. The decrease in net income for the year ended December 31, 2002 was primarily attributable to the recognition of approximately $1,120,000 cumulative effect on prior years of a change in accounting principle in 2001.

Effective January 1, 2001, the Partnership changed its thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment properties, and changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, and common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. In 2001, the Partnership recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle changes did not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Income before the cumulative effect was approximately $1,175,000 and $817,000 for the years ended December 31, 2002 and 2001, respectively. The increase in income before the cumulative effect is due to an increase in total revenue and a decrease in total expenses. Total revenue increased due to an increase in other income and the recognition of a casualty gain partially offset by a decrease in rental income. Other income increased due to an increase in late charges, lease cancellation fees and utility reimbursements at all of the Partnership's properties. This was partially offset by a decrease in interest income due to lower balances in interest bearing accounts. Rental income decreased due to a decrease in occupancy at Raven Hill Apartments and due to decreases in average rental rates at all four of the Partnership's investment properties.

During 2002, a net casualty gain of approximately $24,000 was recorded at Fairlane East Apartments due to frozen pipes. This gain was the result of the receipt of approximately $34,000 of insurance proceeds and the write-off of the net book value of the destroyed assets totaling approximately $10,000.

During 2002, a net casualty gain of approximately $238,000 was recorded at The Landing Apartments due to a fire. This gain was the result of the receipt of approximately $300,000 of insurance proceeds and the write-off of the net book value of the destroyed assets totaling approximately $62,000.

The decrease in total expenses for the year ended December 31, 2002 was primarily due to decreases in operating and interest expenses partially offset by an increase in depreciation, property tax, and general and administrative expenses. The decrease in operating expense is primarily due to decreases in employee commissions at all of the investment properties and to decreases in property expense caused by decreases in employee apartment expense and utility expense at Raven Hill Apartments. In addition, maintenance expense decreased due to an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs at the properties (see Item 7 - Financial Statements, Note A - Organization and Significant Accounting Policies). Interest expense decreased due to higher principal payments on the mortgage notes payable at The Landings, Raven Hill, and Fairlane East Apartments. The increase in depreciation expense is due to fixed asset additions during the prior twelve months being placed into service. The increase in property tax expense is due to an increase in the tax rate at Raven Hill Apartments. The increase in general and administrative expense is due to increases in the costs associated with the management of the Partnership.

Included in general and administrative expense for the years ended December 31, 2002 and 2001, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $1,413,000 as compared to approximately $1,001,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $412,000 is due to approximately $2,798,000 of cash provided by operating activities partially offset by approximately $405,000 of cash used in investing activities and approximately $1,981,000 of cash used in financing activities. Cash used in financing activities consisted of distributions to partners, principal payments on the mortgages encumbering the Partnership's properties, repayment of the old mortgage encumbering Shadow Oaks Apartments, payment of loan costs resulting from the refinancing of Shadow Oaks Apartments and payment of principal on advances from the Managing General Partner partially offset by the proceeds of the new mortgage loan encumbering Shadow Oaks Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders, and insurance proceeds resulting from the casualty events at The Landings Apartments and Fairlane East Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year 2003 and currently expects to budget approximately $295,000. Additional improvements may be considered and will depend on the physical condition of the property, as well as Partnership reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $15,885,000 of the mortgage indebtedness is being amortized over 120 months with required balloon payments of approximately $15,310,000 due in 2004. The remaining indebtedness of approximately $4,160,000 is amortized over 60 months with a balloon payment of approximately $3,639,000 due in 2007. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

On November 1, 2002, the Partnership refinanced the mortgage encumbering Shadow Oaks Apartments. This loan was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002 the loan encumbering Shadow Oaks Apartments was sold to Fannie Mae and the Credit Facility under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loan is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loan is prepayable without penalty.

The refinancing of the Shadow Oaks Apartments loan replaced the existing mortgage of approximately $2,980,000 with a new mortgage in the amount of $4,160,000. Total capitalized loan costs were approximately $111,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $13,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts, which are included in interest expense.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                     Per Limited                         Per Limited
                    Year Ended       Partnership        Year Ended       Partnership
                 December 31, 2002       Unit       December 31, 2001        Unit

Operations            $1,275            $54.12            $ 360             $15.28
Refinance(1)           1,047             44.44                --               --
                      $2,322            $98.56              $360            $15.28

(1) From the refinancing of Shadow Oaks Apartments in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,627 Assignee Units in the Partnership representing 57.84% of the outstanding units at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional Assignee Units in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.84% of the outstanding Assignee Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements and Supplementary Data

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years Ended December 31, 2002 and
         2001

      Consolidated  Statements  of Partners'  (Deficit)  Capital - Years Ended
         December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years Ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements




                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Oxford Residential Properties I Limited Partnership

We have audited the accompanying consolidated balance sheet of Oxford Residential Properties I Limited Partnership as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership at December 31, 2002, and the consolidated results of its operations and its cash flows each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note G to the financial statements, in 2001 the Partnership changed its method of capitalizing fixed assets.

As discussed in Note A to the financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64."



                                                            /s/Ernst & Young LLP


Greenville, South Carolina
Feburary 14, 2003



                    OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)


                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 1,413
   Receivables and deposits                                                       769
   Restricted escrows                                                             344
   Other assets                                                                   197
   Investment properties (Notes B, D and G)
      Land                                                    $ 3,681
      Buildings and related personal property                   42,617
                                                                46,298
      Less accumulated depreciation                            (22,644)        23,654

                                                                             $ 26,377
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable and accrued expenses                                       $ 58
   Tenant security deposits                                                       148
   Accrued property taxes                                                         130
   Other liabilities                                                              232
   Due to Managing General Partner (Note C)                                     1,615
   Mortgage notes payable (Note B)                                             20,045

Partners' (Deficit) Capital
   General partners                                            $ (927)
   Assignor limited partner                                          1
   Assignee unit holders (25,714 units issued and
      23,558 outstanding)                                        5,075          4,149

                                                                             $ 26,377

                See Accompanying Notes to Consolidated Financial Statements


                    OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                               2002            2001
Revenues:
   Rental income                                              $ 7,882        $ 8,126
   Other income                                                   824            582
   Gain on casualty event (Note F)                                262             --
      Total revenues                                            8,968          8,708

Expenses:
   Operating                                                    3,133          3,322
   General and administrative                                     212            148
   Depreciation                                                 1,771          1,718
   Interest                                                     1,678          1,739
   Property taxes                                                 999            964
      Total expenses                                            7,793          7,891

Income before cumulative effect of a change in
   accounting principle                                         1,175            817

Cumulative effect of a change in accounting principle
   (Note G)                                                        --          1,120

Net income (Note E)                                           $ 1,175        $ 1,937

Net income allocated to general partners (2%)                  $ 24            $ 39
Net income allocated to limited partners (98%)                  1,151          1,898

                                                              $ 1,175        $ 1,937
Per Assignee Unit:
   Income before cumulative effect of a change in
     accounting principle                                     $ 48.86        $ 33.96
   Cumulative effect of a change in accounting
     Principle                                                     --          46.61

Net income                                                    $ 48.86        $ 80.57

Weighted average number of Assignee Units outstanding          23,558         23,558
Proforma amounts assuming the new accounting principle
   was applied retroactively:
     Net income                                               $ 1,175         $ 817
     Net income per Assignee Unit                             $ 48.86        $ 33.96
Distributions per Assignee Unit                               $ 98.56        $ 15.28

                See Accompanying Notes to Consolidated Financial Statements

                    OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                                 (in thousands)


                                                     Assignor     Assignee
                                        General      Limited        Unit
                                        Partners     Partner      Holders       Total

Partners' (deficit) capital at
   December 31, 2000                    $ (990)        $ 1        $ 4,708      $ 3,719

Net income for the year ended
   December 31, 2001                         39           --        1,898        1,937

Distributions to Assignee Unit
   Holders                                   --           --         (360)        (360)

Partners' (deficit) capital at
   December 31, 2001                       (951)           1        6,246        5,296

Net income for the year ended
   December 31, 2002                         24           --        1,151        1,175

Distributions to Assignee Unit
   Holders                                   --           --       (2,322)      (2,322)

Partners' (deficit) capital at
   December 31, 2002                    $ (927)        $ 1        $ 5,075      $ 4,149

                See Accompanying Notes to Consolidated Financial Statements

                    OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2002        2001

Cash flows from operating activities:
  Net income                                                    $ 1,175      $ 1,937
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 1,771        1,718
     Amortization of loan costs                                      52           92
     Cumulative effect on prior years of a change in
      accounting principle                                           --       (1,120)
     Casualty gain                                                  (262)         --
     Loss on early extinguishment of debt                             13          --
     Changes in assets and liabilities:
      Receivables and deposits                                      (160)       (33)
      Other assets                                                    79         14
      Accounts payable                                              (185)       178
      Tenant security deposits                                       (22)       (26)
      Accrued property tax                                           (26)        30
      Due to Managing general partner                                365         213
      Other liabilities                                              (2)      (1,158)
          Net cash provided by operating activities               2,798        1,845
Cash flows from investing activities:
  Net withdrawals from restricted escrows                           197          158
  Insurance proceeds                                                334           --
  Capital improvements and replacements                            (936)      (1,947)
          Net cash used in investing activities                    (405)      (1,789)
Cash flows from financing activities:
  Distributions to partners                                      (2,322)        (360)
  Payments on mortgage notes payable                               (528)        (494)
  Repayment of mortgage note payable                             (2,980)          --
  Loan costs paid                                                  (111)          --
  Proceeds from mortgage note payable                             4,160           --
  Repayments of loan from affiliate                                (200)        (233)
  Advances from affiliates                                           --          433
          Net cash used in financing activities                  (1,981)        (654)
Net increase (decrease) in cash and cash equivalents                412         (598)
Cash and cash equivalents at beginning of the year                1,001        1,599
Cash and cash equivalents at end of the year                    $ 1,413      $ 1,001
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,594      $ 1,634

                See Accompanying Notes to Consolidated Financial Statements

                    OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,282,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2002 approximately $344,000 is held in replacement reserve and debt service funds for certain capital replacements at all of the investment properties.

Depreciation: For capital improvements and replacements prior to January 1, 2001, depreciation of buildings and improvements for financial reporting purposes was calculated based upon cost less the estimated salvage value on a straight-line basis over the estimated useful life of the property of 25 years. After January 1, 2001, depreciation of improvements for financial statement purposes is calculated based upon cost over their estimated useful life of 25-40 years. Personal property is depreciated on a straight-line basis over five years. For income tax reporting purposes, depreciation of buildings, improvements, and personal property is calculated using the accelerated cost recovery methods, as provided in the Internal Revenue Code. Effective January 1, 2001, the four operating partnerships, which comprise the Partnership, changed their method of capitalizing fixed assets consistent with the policies of their new Managing General Partner. See discussion in "Note G - Change in Accounting Principle."

Loan Costs: Loan costs of approximately $129,000, net of accumulated amortization of approximately $94,000, are included in other assets on the accompanying balance sheet and are being amortized by the straight-line method over the life of the loan. The total amortization expense for the years ended December 31, 2002 and 2001 was approximately $52,000 and $92,000 and is included in interest expense. Amortization expenses are expected to be approximately $40,000 in 2003, $23,000 in 2004 through 2006, and $21,000 in 2007.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

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

Cash flow, as defined in the Partnership Agreement, will be disbursed within 60 days after June 30 and December 31, 90% to the Assignee Unit Holders and 10% to the General Partners and the Assignor Limited Partner. The Assignee Unit Holders are entitled to a noncumulative, preferred 6% return. To the extent that these preferences are not achieved from current operations, 40% of the property management fees and the Managing General Partners' and the Assignor Limited Partner's 10% share in cash flow will be deferred. Deferred property management fees are to be paid without interest in the next year in which excess cash flow is available after distribution to the Assignee Unit Holders of their preferred 6% return or out of sale or refinancing proceeds, after certain return of capital contributions are met.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful like of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $85,000 in 2002 compared to 2001.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $110,000 and $117,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

Reclassifications: Certain 2001 balances nave been reclassified to conform with the 2002 presentation.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity based on the Partnership's incremental borrowing rate, approximates its carrying amount.

Recent Accounting Pronouncements: : In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. Effective April 1, 2002, the Partnership adopted SFAS 145. As a result, the loss on early extinguishment of debt of $13,000 from the refinancing of the mortgage encumbering Shadow Oaks Apartments is shown in interest expense.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                              Principal     Monthly                           Principal
                              Balance At    Payment    Stated                  Balance
                             December 31,  Including  Interest   Maturity      Due At
         Property                2002       Interest    Rate       Date       Maturity
                                 (in thousands)                            (in thousands)

The Landings Apartments        $ 2,856        $ 30      8.25%    02/11/04      $ 2,753
Shadow Oaks Apartments           4,160          16       (1)     11/01/07        3,639
Raven Hill Apartments            4,364          41      8.25%    02/11/04        4,206
Fairlane East Apartments         8,665          81      8.25%    02/11/04        8,351

      Total                    $20,045        $168                             $18,949

(1) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate at December 31, 2002 was 2.16%.

On November 1, 2002, the Partnership refinanced the mortgage encumbering Shadow Oaks Apartments. This loan was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002, the loan encumbering Shadow Oaks Apartments was sold to Fannie Mae and the Credit Facility under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are notcross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loan is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loan is prepayable without penalty.

The refinancing of the Shadow Oaks Apartments loan replaced the existing mortgage of approximately $2,980,000 with a new mortgage in the amount of $4,160,000. Total capitalized loan costs were approximately $111,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $13,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003             $   590
                               2004              15,497
                               2005                 104
                               2006                 106
                               2007               3,748
                                                $20,045


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for property management services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Total property management fees of approximately $410,000 and $422,000 for the years ended December 30, 2002 and 2001, respectively, were charged to expense and are included in operating expense on the consolidated statements of operations. Property management fees of approximately $164,000 and $169,000 for the years ended December 31, 2002 and 2001, respectively, have been deferred. The cumulative deferred management fees as of December 31, 2002 totaled approximately $1,365,000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $168,000 and $43,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $33,000 and $127,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner loaned approximately $433,000 to the Partnership to cover operational expenses during the year ended December 31, 2001. Approximately $200,000 and $233,000 was repaid during the years ended December 31, 2002 and 2001, respectively. Interest was charged at the prime rate plus 2%. Interest expense was approximately $5,000 and $16,000 for the years ended December 31, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $165,000 and $123,000, respectively, each year for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,627 Assignee Units in the Partnership representing 57.84% of the outstanding units at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional Assignee Units in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.84% of the outstanding Assignee Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note D - Investment Properties and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)


                                                           Buildings         Cost
                                                          and Related     Capitalized
                                                           Personal      Subsequent to
        Description           Encumbrances      Land       Property       Acquisition
                             (in thousands)                             (in thousands)
The Landings Apartments
  Indianapolis, Indiana         $ 2,856         $ 552       $ 3,594         $ 2,341

Shadow Oaks Apartments
  Tampa, Florida                  4,160           962         6,636           1,638

Raven Hill Apartments
  Burnsville, Minnesota           4,364           909        11,603           1,448

Fairlane East Apartments
  Dearborn, Michigan              8,665         1,251        11,159           4,205

Totals                          $20,045        $3,674       $32,992         $ 9,632


                      Gross Amount At Which Carried
                           At December 31, 2002
                              (in thousands)

                               Buildings
                                  And
                               Related
                               Personal           Accumulated     Date of     Date    Depreciable
     Description        Land   Property  Total    Depreciation  ConstructionAcquired  Life-Years
                                                 (in thousands)
The Landings
Apartments
  Indianapolis,        $ 562   $ 5,925  $6,487      $ 2,890        1974       10/84      5-30
Indiana

Shadow  Oaks
Apartments
  Tampa, Florida          959    8,277   9,236        4,478        1984       02/85      5-40

Raven Hill Apartments
  Burnsville,             909   13,051  13,960        7,022        1971       12/86      5-30
Minnesota

Fairlane East
Apartments
  Dearborn, Michigan    1,251   15,364  16,615        8,254        1973       12/85      5-30

  Totals               $3,681  $42,617  $46,298     $22,644

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                       Years Ended December 31,
                                         2002             2001
                                            (in thousands)
Investment Properties
Balance at beginning of year           $45,567          $41,938
  Property improvements                    936            1,947
  Disposal of assets                      (205)              --
  Cumulative effect of a change
    in accounting principle                 --            1,682
Balance at end of Year                 $46,298          $45,567

Accumulated Depreciation
Balance at beginning of year           $21,006          $18,726
  Additions charged to expense           1,771            1,718
  Disposal of assets                      (133)              --
  Cumulative effect of a change
    in accounting principle                 --              562
Balance at end of year                 $22,644          $21,006

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $44,171,000 and $44,075,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2002          2001
Net income as reported                   $ 1,175      $ 1,937
Add (deduct):
  Cumulative effect of a change in
    accounting principle                      --       (1,332)
  Depreciation differences                 (415)         (482)
  Prepaid rent                               24            39
  Casualty gain                             259)           --
  Other                                       76          245

Federal taxable income                    $ 601        $ 407

Federal taxable income per limited
  partnership unit                       $ 24.97      $ 16.93

The tax basis of the Partnership's assets and liabilities is approximately $10,292,000 less than the assets and liabilities as reported in the financial statements.

Note F - Casualty Events

During 2002, a net casualty gain of approximately $24,000 was recorded at Fairlane East Apartments due to frozen pipes. This gain was the result of the receipt of approximately $34,000 of insurance proceeds and the write off of the net book value of the destroyed assets totaling approximately $10,000.

During 2002, a net casualty gain of approximately $238,000 was recorded at The Landings Apartments due to a fire. This gain was the result of the receipt of approximately $300,000 of insurance proceeds and the write off of the net book value of the destroyed assets totaling approximately $62,000.

Note G - Change in Accounting Principle

Effective January 1, 2001, the Partnership changed its thresholds for capitalizing expenditures for certain enhancements, replacements and improvements to the investment properties, and changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as asphalt paving, major landscaping, common area interior and exterior painting. Management believes that these accounting principle changes are preferable because they provide a better matching of expenses with the related benefit of the expenditures and are consistent with industry practice and policies of the Managing General Partner. In 2001, the Partnership recognized a cumulative effect adjustment of approximately $1,120,000, which is the result of applying the afore-mentioned change in accounting principles retroactively to prior periods. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 13, 2001, the Registrant dismissed its prior Independent Auditors, Reznick Fedder & Silverman, P.C. and retained as its new Independent Auditors, Ernst & Young LLP. Reznick Fedder & Silverman's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 2000 and through July 13, 2001, there were no disagreements between the Registrant and Reznick Fedder & Silverman, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Reznick Fedder & Silverman, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $24,000 and non-audit services (principally tax-related) of approximately $8,000.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.


Entity                                  Number of Units      Percentage

AIMCO Properties, LP
  (an affiliate of AIMCO)                   8,630.0            36.63%
ORP Acquisition Partners, LP
  (an affiliate of AIMCO)                   4,997.0            21.21%

ORP Acquisition Partners, LP is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   Beneficial Owners of Management

No director or officer of the Managing General Partner owns any units of the Partnership of record or beneficially.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for property management services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Total property management fees of approximately $410,000 and $422,000 for the years ended December 30, 2002 and 2001, respectively, were charged to expense and are included in operating expense on the consolidated statements of operations. Property management fees of approximately $164,000 and $169,000 for the years ended December 31, 2002 and 2001, respectively, have been deferred. The cumulative deferred management fees as of December 31, 2002 totaled approximately $1,365,000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $168,000 and $43,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $33,000 and $127,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner loaned approximately $433,000 to the Partnership to cover operational expenses during the year ended December 31, 2001. Approximately $200,000 and $233,000 was repaid during the years ended December 31, 2002 and 2001, respectively. Interest was charged at the prime rate plus 2%. Interest expense was approximately $5,000 and $16,000 for the years ended December 31, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $165,000 and $123,000, respectively, each year for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,627 Assignee Units in the Partnership representing 57.84% of the outstanding units at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional Assignee Units in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the terms of ORP's Partnership Agreement, limited partners holding a majority of the Assignee Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.84% of the outstanding Assignee Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed  during the fourth  quarter of calendar year 2002:

                  None.

Item 14. Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Oxford Residential Properties I Limited Partnership


                               By: Oxford Residential Properties I Corporation Managing General Partner


                               By:  /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President


                              By:   /s/Thomas C. Novosel
                                    Thomas C. Novosel
                                    Senior Vice President
                                    and Chief Accounting Officer


                              Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Patrick J. Foye                                    Date: March 31, 2003
Patrick J. Foye
Executive Vice President and Director


/s/Thomas C. Novosel                                  Date: March 31, 2003
Thomas C. Novosel
Senior Vice President and Chief
Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Oxford Residential Properties I Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

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


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Oxford Residential Properties I Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

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

                                  EXHIBIT INDEX

Exhibit     Description of Exhibit

3.1         Amended  and  Restated   Agreement   and   Certificate   of  Limited
            Partnership   (incorporated   by  reference  to  Exhibit  A  of  the
            Prospectus of the Partnership, dated May 24, 1985).

4.1         Amended  and  Restated   Agreement   and   Certificate   of  Limited
            Partnership (Incorporated by reference from Exhibit A of the Prospectus of the Partnership, dated May 24, 1985).

     10.1 Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Fairlane East.

     10.2 Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering The Landings.

     10.3 Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Raven Hill.

     10.4 Permanent Mortgage Loan Documents in favor of Lexington Mortgage Company, encumbering Shadow Oaks.

10.5 Consolidated, Amended and Restated Multifamily Note dated November 1, 2002 between ORP IV Limited Partnership and GMAC Commercial Mortgage Corporation.

10.6 Consolidated, Amended and Restated Multifamily Note dated November 1, 2002 between ORP Four Limited Partnership and GMAC Commercial Mortgage Corporation.

     10.7 Guaranty dated November 1, 2002 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation.

10.8 Completion/Repair and Security Agreement dated November 1, 2002 between ORP Four Limited Partnership and GMAC Commercial Mortgage Corporation for the benefit of GMAC Commercial Mortgage Corporation.

16.1 Current Report on Form 8-K dated July 13, 2001 and filed on July 19, 2001, disclosing the dismissal of Reznick Fedder & Silverman, P.C. as the Registrant's certifying accountant and the appointment of Ernst and Young LLP as the certifying accountant for the year ended December 31, 2001.

99.1 Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers. (incorporated by reference to Exhibit 2.1 to AIMCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

99.2 Interim Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A., Lehman Commercial Paper Inc. and several other lenders. (incorporated by reference to Exhibit (d) to AIMCO's Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000.)

99.3       Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Yearly Report on Form 10-KSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                                        Shadow Oaks Apartments


                       CONSOLIDATED, AMENDED AND RESTATED
                                MULTIFAMILY NOTE
                                 (VARIABLE LOAN)


      THIS CONSOLIDATED, AMENDED AND RESTATED MULTIFAMILY NOTE (VARIABLE LOAN) is made and entered into as of the 1st day of November, 2002 by and between ORP FOUR LIMITED PARTNERSHIP, a Maryland limited partnership ("Borrower") and GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation ("Lender").

                             PRELIMINARY STATEMENTS

A. A loan was made to Borrower in the original principal amount of Three Million Five Hundred Twenty Five Thousand and 00/100 Dollars ($3,525,000.00), the repayment of which is evidenced by a promissory note dated January 12, 1994, (the "Original Note").

B. The Original Note is secured by a Mortgage and Security Agreement dated January 12, 1994, and recorded among the Public Records of Hillsborough County, Florida (the "Land Records") in Official Record Book 7259, Page 1318, and subsequently assigned in Official Record Book 7259, Page 1439, Official Record Book 7609, Page 72, Official Record Book 7609, Page 78 and lastly assigned to Marine Midland Bank in Official Record Book 7609, Page 84 and partially released in Official Record Book 7849, Page 1593 (the "Original Mortgage"), on certain improved real property located in Tampa (Hillsborough County), Florida.

C. Lender has purchased the Original Note from its holder.

D. Borrower has requested and Lender has agreed to make certain amendments to the Original Note, including changing the interest rate and the terms of payment, and increasing the original principal amount from Three Million Five Hundred Twenty-Five Thousand and No/100 Dollars ($3,525,000.00) to Four Million One Hundred Sixty Thousand and 00/100 Dollars ($4,160,000.00). The Original Note is being consolidated, amended and restated in its entirety to reflect such amendments.

E. State of Florida Documentary Stamp Tax and Nonrecurring Intangible Tax were paid on the Original Note and are only due on this Consolidated, Amended and Restated Multifamily Note to the extent that the unpaid principal amount of this Consolidated, Amended and Restated Multifamily Note exceeds the original principal amount of the Original Note.

F. The Original Mortgage is concurrently being consolidated, amended and restated pursuant to the terms of that certain Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement of even date herewith (as so consolidated, amended and restated, the "Security Instrument").

      NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower and Lender agree that the Original Note is hereby consolidated, amended and restated in its entirety as follows (as consolidated, amended and restated, the "Note"):


                                                          Shadow Oaks Apartments


                                MULTIFAMILY NOTE
                                 (VARIABLE LOAN)


US $4,160,000.00                                        As of November 1, 2002


      FOR VALUE RECEIVED, the undersigned ("Borrower") promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Four Million One Hundred Sixty Thousand and 00/100 Dollars (US $4,160,000.00), with interest on each Variable Loan at an annual rate as calculated in Section 3 hereof.

      This Note is executed and delivered by Borrower  pursuant to one of either
(i) that certain Amended and Restated Loan Agreement, dated as of September 16, 2002, by and among certain borrowers signatory thereto and Lender or (ii) that certain Loan Agreement dated as of November 1, 2002, by and among certain borrowers signatory thereto and Lender. As used herein, the term "Loan
Agreement" shall mean whichever of the loan agreements described in the preceding sentence shall apply from time to time in accordance with their respective terms, along with all amendments, supplements, replacements, restatements or other modifications thereto or thereof from time to time made. The Loan Agreement shall evidence the obligation of Borrower to repay a Variable Loan made by Lender to Borrower in accordance with the terms of the Loan
Agreement. This Note is entitled to the benefit and security of the Loan Documents provided for in the Loan Agreement, to which reference is hereby made for a statement of all of the terms and conditions under which the Variable Loan evidenced hereby is made. The Loan Agreement requires certain of the terms of each Variable Loan to be evidenced by one or a series of Loan Confirmation Instruments, and reference is hereby made to each such Loan Confirmation Instrument for such terms.

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. Event of Default and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Loan Agreement or, if not defined in the Loan Agreement, as defined in the Security Instrument (as defined in Paragraph
5).

2. Address for Payment. All payments due under this Note shall be payable at GMAC Commercial Mortgage Corporation, 200 Witmer Road, Horsham, PA 19044 ,
Attention: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) This Note shall evidence a Variable Loan made from time to time under the Loan Agreement. The Variable Loan shall bear interest at a rate determined in accordance with Section 2.01 of the Loan Agreement.

(b) Borrower shall pay imputed interest on each Variable Loan in advance in the form of a Discount in accordance with Section 1.04(b) of the Loan Agreement (except that Borrower shall pay actual interest on the Variable Loan for the partial month period, if any, in accordance with Section 1.04(a) of the Loan Agreement).

(c) Borrower shall make monthly payments of principal each in the amount as set forth on the attached Amortization Schedule. Lender shall apply each such principal payment to the outstanding principal amount of the Loan on the Rollover Date next following receipt of any such payment. If not sooner paid, the entire principal amount of the Variable Loan shall be due and payable on the earlier of (i) the termination of the Loan Agreement pursuant to subsection (e) of Section 1.02 thereof, (ii) the fifth anniversary (unless such date is extended pursuant to Section 1.07 of the Loan Agreement, in which case, the tenth anniversary) of the Initial Closing Date or (iii) the maturity date of any outstanding MBS, unless either (A) not less than five Business Days prior to the maturity date of the outstanding MBS, a Borrower has requested that the outstanding MBS be renewed with a new MBS or converted to a Fixed Loan to take effect on the maturity date of the outstanding MBS and such new MBS has been issued or conversion has occurred or (B) the MBS is automatically renewed, which automatic renewal shall occur in the event that a Borrower does not make the request set forth in subpart (iii)(A) above and does not give Lender notice not less than five Business days prior to the maturity date of the outstanding MBS that the Variable Loan related to such outstanding MBS shall be paid on the maturity date of such outstanding MBS (the "Maturity Date"). Any MBS that is issued as a result of an automatic renewal of a maturing MBS as contemplated by subpart (iii)(B) above shall have a maturity date of three (3) months after the MBS Issue Date.

(d) In addition to payment of principal and the Discount, Borrower shall pay the Variable Loan Fee due on each Variable Loan in accordance with Section 1.04(b)(ii) of the Loan Agreement.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness that is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument") and reference is made to the Security Instrument for other rights of Lender concerning the collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any additional notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within 10 days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to 5 percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as any monthly installment or any other payment due under this Note remains past due for 30 days or more, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or other payment due, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment or payment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment or payment due under this Note is delinquent for more than 30 days, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9. Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default, all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; (3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports; (4) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender; or (5) failure to apply Rents, first, to the payment of reasonable operating expenses (other than Property management fees that are not currently payable pursuant to the terms of an Assignment of Management Agreement or any other agreement with Lender executed in connection with the Loan) and then to amounts ("Debt Service Amounts") payable under this Note, the Security Instrument or any other Loan Document (except that Borrower will not be personally liable (i) to the extent that Borrower lacks the legal right to direct the disbursement of such sums because of a bankruptcy, receivership or similar judicial proceeding, or (ii) with respect to Rents that are distributed in any calendar year if Borrower has paid all operating expenses and Debt Service Amounts for that calendar year).

(c) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; or (2) a Transfer that is an Event of Default under Section 21 of the Security Instrument.

(d) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default, or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10. Voluntary and Involuntary Prepayments. Pursuant to the terms of the Loan Agreement, Borrower shall pay the entire amount of the Discount on any Variable Loan in advance. Accordingly, any Variable Loan may be prepaid in whole or in part and at any time without penalty. Borrower shall give Lender six (6) Business Days advance notice of any prepayment.

11. Costs and Expenses. Borrower shall pay on demand all reasonable expenses and costs, including reasonable fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13. Waivers. Except as expressly provided in the Loan Agreement, presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. Borrower agrees to an effective rate of interest that is the stated rate of interest plus any additional rate of interest resulting from any other charges or fees that are to be paid by Borrower to Lender that may be found by a court of competent jurisdiction to be interest. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law; Consent to Jurisdiction; WAIVER OF JURY TRIAL. The provisions of Section 11.07 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Note by this reference to the fullest extent as if the text of such Section were set forth in its entirety herein.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 11.09 of the Loan Agreement.

20. Security for this Note. Reference is made hereby to the Loan Agreement and the Security Documents for additional rights and remedies of Lender relating to the indebtedness evidenced by this Note. Each Security Document shall be released in accordance with the provisions of the Security Documents.

21. Loan May Not Be Reborrowed. Borrower may not re-borrow any amounts under this Note which it has previously borrowed and repaid under this Note.

22. Default Under Loan Agreement and Other Loan Documents. The occurrence of an Event of Default under the Loan Agreement or the Security Instrument shall constitute an "Event of Default" under this Note in accordance with the Loan Agreement and the Security Instrument. Upon the occurrence of an Event of Default under the Loan Agreement or the Security Instrument, the entire principal amount outstanding hereunder and accrued interest thereon shall at once become due and payable, at the option of the holder hereof.

23. Loan Confirmation Instruments; Accounting for Variable Loans. The terms of the Loan Agreement and this Note govern the repayment, and all other terms relating to the Variable Loan. However, Borrower shall execute a Loan Confirmation Instrument to create a physical instrument evidencing each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument executed by Borrower in accordance with Section 2.02 of the Loan Agreement shall set forth the amount, term, Discount, Closing Date and certain other terms of each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument shall conclusively establish each of the terms described in the preceding sentence, absent manifest error. The MBS evidenced by the Loan Confirmation Instrument does not represent a separate indebtedness from that evidenced by this Note. In making proof of this Note, no other documents other than this Note shall be required. In making proof of the amount and terms of the outstanding Variable Loans under this Note, this Note, the related Loan Confirmation Instruments, and Lender's records concerning payments made by Borrower under this Note, shall be conclusive evidence of the terms and outstanding amounts of the Variable Loan, absent manifest error.

24. Modifications to Note. There are standard modifications to this Note that are attached as Exhibit B-1 and Exhibit B-2 hereto. In addition, there may be special modifications to this Note attached as Exhibit B-3 hereto. All such exhibits are hereby incorporated into this Note as a part hereof.

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.





                    [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]




                                    ORP FOUR LIMITED PARTNERSHIP, a Maryland
                                       limited partnership

                                    By:  ORP Corporation IV, a Maryland
                                         corporation, its general partner



                                         By: /s/Patti K. Fielding
                                            Patti K. Fielding
                                            Senior Vice President



      Pay  to the  order  of  ________________________________________,  without recourse.



                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                      California corporation



                                      By:/s/Lenora Pickard
                                      Name:Lenora Pickard
                                      Title:Vice President

                                   EXHIBIT B-1
                       GMACCM LOAN AGREEMENT MODIFICATIONS

During any time that the terms, covenants and provisions of that certain Loan Agreement dated as of November 1, 2002 and more particularly described in the second paragraph on page 1 of the Note apply to the Variable Loan evidenced by the Note, paragraphs 3 and 23 of the Note are amended and replaced with the following substitute paragraphs 3 and 23:

      "3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) This Note shall evidence a Variable Loan made from time to time under the Loan Agreement. Borrower shall not be required to make monthly principal payments prior to the Fannie Mae Addition Date, but shall make monthly payments of principal after the Fannie Mae Reassignment Date, if it occurs, as set forth in Section 1.04(d) of the Loan Agreement.

(b) Borrower shall pay actual interest on the Variable Loan during the period described in accordance with Section 1.04(a) of the Loan Agreement. Borrower shall pay interest on its Variable Rate Loan in arrears at a rate equal to LIBOR Rate plus a number of basis points determined in accordance with Section 2.01 of the Loan Agreement. For purposes of the previous sentence, the LIBOR Rate shall be reset every ninety (90) days commencing on the date that is ninety (90) days after the Initial Closing Date. On the date the Variable Loan is funded, Borrower shall pay interest in advance from the date of funding through November 30, 2002. On January 1, 2003 and on the first (1st) day of each calendar month thereafter, Borrower shall pay interest in arrears calculated for the actual number of days since the first (1st) day of the previous calendar month.

(c) If not sooner paid, the entire principal amount of the Variable Loan shall be due and payable in accordance with Section 1.02 of the Loan Agreement.

(d) Borrower shall not pay any Discount.

      23. Loan Confirmation Instruments; Accounting for Variable Loans. The terms of the Loan Agreement and this Note govern the repayment, and all other terms relating to the Variable Loan. However, Borrower shall execute one or a series of Loan Confirmation Instruments to create a physical instrument evidencing the terms of the Variable Loan. The Loan Confirmation Instrument or series of Loan Confirmation Instruments executed by Borrower in accordance with
Section 2.02 of the Loan Agreement shall set forth the amount, term, the interest rate spread over the LIBOR Rate Closing Date and certain other terms related to the funding the Variable Loan. The Loan Confirmation Instrument shall conclusively establish each of the terms described in the preceding sentence, absent manifest error. The variable terms evidenced by the Loan Confirmation Instrument do not represent a separate indebtedness from that evidenced by this Note. In making proof of this Note, no other documents other than this Note shall be required. In making proof of the amount and terms of the outstanding Variable Loans under this Note, this Note, the related Loan Confirmation Instruments, and Lender's records concerning payments made by Borrower under this Note, shall be conclusive evidence of the terms and outstanding amounts of the Variable Loan, absent manifest error."

During any time that the terms, covenants and provisions of that certain Amended and Restated Loan Agreement dated as of September 16, 2002 and more particularly described in the second paragraph on page 1 of the Note apply to the Variable Loan evidenced by the Note, this Exhibit B-1 shall not apply and paragraphs 3 and 23 of the Note shall not be amended or replaced with the provisions set forth in this Exhibit B-1.


                                   EXHIBIT B-2
                               AIMCO MODIFICATIONS

The following  modifications are made to the text of the Note that precedes this
Exhibit:

1. Section 9(b)(4) is modified by deleting "or" at the end thereof.

2. Section 9(b)(5) is modified to read as follows:

      "(5) failure to apply Rents, first, to the payment of reasonable operating expenses (other than Property management fees that are not currently payable pursuant to the terms of an Assignment of Management Agreement or any other agreement with Lender executed in connection with the Loan) and then to amounts ("Debt Service Amounts") payable under this Note, the Security Instrument or any other Loan Document (except that Borrower will not be personally liable (i) to the extent that Borrower lacks the legal right to direct the disbursement of such sums because of a bankruptcy, receivership or similar judicial proceeding, or (ii) with respect to Rents that are distributed in any calendar quarter if Borrower has paid all operating expenses and Debt Service Amounts for such calendar quarter to date); or"

3. A new Section 9(b)(6) is added following Section 9(b)(5), stating as follows:

      "(6) failure to pay when due any water and sewer charges, fire, hazard or other insurance premiums and ground rents owing from time to time in connection with the Mortgaged Property."


                                   EXHIBIT B-3
                              SPECIAL MODIFICATIONS

                                      NONE

                                                        Shadow Oaks Apartments


                   COMPLETION/REPAIR AND SECURITY AGREEMENT


      THIS COMPLETION/REPAIR AND SECURITY AGREEMENT (this "Agreement") is made as of this 1st day of November, 2002, by ORP FOUR LIMITED PARTNERSHIP, a Maryland limited partnership ("Borrower"), and GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, its successors, transferee and assigns ("Lender").

                                    RECITALS:

      A. This Agreement is being executed in connection with Lender's making a mortgage loan to Borrower in the original principal amount of $4,160,000.00 (the "Loan"). The proceeds of the Loan will be used to finance a multifamily project known as Shadow Oaks Apartments, and located in Tampa (Hillsborough County), Florida (the "Property").

      B. The Loan is evidenced by a Consolidated, Amended and Restated Multifamily Note (including any addenda, the "Note"), dated the date of this
Agreement, made by Borrower and is secured by, among other things, a Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement (including any Riders, the "Security Instrument"), dated the date of this Agreement, granting a first lien on the Property. The Note, Security Instrument, this Agreement and all other documents executed in connection with the Loan are collectively referred to as the "Loan Documents".

      C. Lender requires as a condition of making the Loan that Borrower deposit with Lender the Deposit (as defined below) as additional security for all of the Borrower's obligations under the Loan Documents.

      NOW,  THEREFORE,  in  consideration  of the above and the mutual  promises
contained  in  this  Agreement,   the  receipt  and  sufficiency  of  which  are
acknowledged, Borrower and Lender agree as follows:

1. Deposits to the Completion/Repair

(a) Borrower agrees to deposit with Lender the sum of $4,462.50 (the "Deposit") upon execution of this Agreement. The Deposit represents 125 percent of the estimated cost to complete the "Repairs" (defined in Section 2 below).

(b) Lender shall deposit the Deposit in an account (the "Collateral Account") which meets the standards for custodial accounts as required by Lender from time to time. Lender shall not be responsible for any losses resulting from investment of the Collateral Account or for obtaining any specific level or percentage of earnings on such investment. (The Deposit, and all other funds from time to time in the Collateral Account are collectively referred to as the "Collateral Account Funds".) All investment earnings on funds in the Collateral Account shall be added to and become part of the Collateral Account Funds.

2. Additional Security. Borrower assigns to Lender all of Borrower's interest in the Deposit, the Collateral Account Funds and the Collateral Account as additional security for all of Borrower's obligations under the Loan Documents; provided, however Lender shall make disbursements from the Collateral Account in accordance with the terms of this Agreement. Except as otherwise provided in Sections 4(h) and 6.2 of this Agreement, Lender shall make disbursements from the Collateral Account to reimburse Borrower for the costs of those repairs and improvements to the Property described on Exhibit A to this Agreement (the "Repairs") in accordance with the terms of this Agreement.

3. Agreement to Complete Repairs. Borrower shall commence the Repairs immediately following the execution of this Agreement (or as soon thereafter as weather reasonably shall permit) and shall at all times thereafter diligently pursue the completion of all Repairs. Borrower shall complete all Repairs no later than twelve (12) months after the date of this Agreement (the "Completion Period"), unless another date for completion of such Repair is set forth on Exhibit A, in which case Borrower shall complete such Repair no later than the date specified on Exhibit A. All Repairs shall be made in a good and workmanlike manner and shall be completed free and clear of any mechanic's or materialman's liens and encumbrances. Borrower shall pay all costs necessary for completion of the Repairs without regard to the sufficiency of the funds in the Collateral Account.

4. Disbursements from the Collateral Account.

(a) Upon written request from Borrower and satisfaction of the requirements set forth in Sections 4 and 5 of this Agreement, Lender shall disburse to Borrower amounts from the Collateral Account to reimburse Borrower for the actual cost of each Repair (but not exceeding 125 percent of the original estimated cost of such Repair as set forth on Exhibit A, unless Lender has agreed to reimburse Borrower for such excess cost pursuant to Section 4(h)) upon completion of such Repairs (or, upon the partial completion of any Repairs made pursuant to Section 4(e) below). Notwithstanding the preceding, Lender shall not be required to disburse any amounts which would cause the amount of funds remaining in the Collateral Account after any disbursement (other than with respect to the final disbursement) to be less than 125 percent of the then current estimated cost of completing all remaining Repairs. In no event shall Lender be obligated to disburse Collateral Account Funds if a default exists under this Agreement or if an event shall have occurred and then be existing that with notice and/or the lapse of time would constitute a default or an Event of Default under any of the Loan Documents.

(b) Each request for disbursement from the Collateral Account shall be made on a form provided or approved by Lender and shall specify (i) the specific Repairs for which payment is requested, (ii) the quantity and price of each item purchased, if the Repair includes the purchase or replacement of specific items (such as appliances), (iii) the price of all materials (grouped by type or category) used in any Repair other than the purchase or replacement of specific items, and (iv) the cost of all contracted labor or other services involved in the Repairs for which such request for disbursement is made. Borrower shall certify that the Repairs covered by the requisition have been completed in a good and workmanlike manner and in accordance with any plans and specifications previously approved by Lender and that all such Repairs are in compliance with all applicable laws, ordinances, rules and regulations of any governmental authority, agency or instrumentality having jurisdiction over the Property. Each request for reimbursement shall include copies of invoices for all items or materials purchased and all labor or services provided and, unless Lender has agreed to issue joint checks as described below in connection with a particular Repair, shall include evidence of payment satisfactory to Lender.

(c) Unless Lender has agreed to issue joint checks in connection with a particular Repair, Borrower shall pay all invoices prior to submitting a request for disbursement from the Collateral Account. Lender, at its option, may issue joint checks, payable to Borrower and the supplier, materialman, mechanic, subcontractor or other party to whom payment is due in connection with a Repair described in Section 4(e).

(d) Except as provided in Section 4(e), each request for disbursement shall be made only after completion of the Repair for which disbursement is requested. Borrower shall provide Lender evidence satisfactory to Lender in its reasonable judgment, of completion, as provided in Sections 5.1 and 5.2 below.

(e) If the cost of a Repair exceeds $2,500.00 and the contractor performing a Repair requires periodic payments pursuant to the terms of a written contract, Lender at its discretion may approve in writing periodic payments for work performed under such contract. A request for disbursement from the Collateral Account may be made after completion of a portion of the work under such contract, provided (i) the contract requires payment upon completion of such portion of the work, (ii) all other conditions for disbursement under this Agreement have been met, (iii) the materials for which the request for disbursement has been made are on site at the Property and are properly secured or have been installed in the Property, (iv) the remaining funds in the Collateral Account designated for such Repair are, in Lender's judgment, sufficient to complete that Repair and (v) if required by Lender, each contractor or subcontractor receiving payments under such Contract shall have provided a waiver of liens with respect to amounts which have been previously paid to that contractor or subcontractor.

(f) Borrower shall not make a request for disbursement from the Collateral Account more frequently than once in any month. Other than in connection with the final request for disbursement, Borrower shall not request disbursements from the Collateral Account in an amount of less than $10,000.00.

(g) Lender shall disburse to Borrower all remaining Collateral Account Funds (less all amounts which may have been applied by Lender as permitted by this Agreement) upon Borrower's completion of all Repairs to the satisfaction of Lender on or before the expiration of the Completion Period, provided that (i) there is no default or Event of Default under any of the Loan Documents which has not been cured to Lender's satisfaction, (ii) Lender has received evidence required by Section 5.3 below that there are no mechanic's or materialmen's liens, and (iii) Lender has received all cost and architectural information required by Lender.

(h) In the event Borrower requests a disbursement from the Collateral Account to reimburse Borrower for labor or materials other than Repairs specified on Exhibit A, or for a Repair to the extent the cost of such Repair exceeds 125 percent of the estimated cost of such Repair as set forth on Exhibit A (in either case, an "Additional Cost Item"), Borrower shall disclose in writing to Lender why Lender should make a disbursement from the Collateral Account to reimburse Borrower for such Additional Cost Item. If Lender determines that (i) such Additional Cost Item is of the type intended to be covered by this Agreement, (ii) the costs for such Additional Cost Item are reasonable, (iii) the amount of funds in the Collateral Account is sufficient to pay the Additional Cost Item and 125 percent of the then current estimated cost of completing all remaining Repairs and (iv) all other conditions for disbursement under this Agreement have been met, Lender shall disburse Collateral Account Funds for such Additional Cost Item; provided, however, that Lender, in its discretion, may refuse to disburse Collateral Account Funds for any item other than a Repair described on Exhibit A or for costs of a Repair in excess of 125 percent of the original estimated cost of such Repair as set forth on Exhibit A. Even if Lender determines that the payment of an Additional Cost Item may be appropriate, Lender may withhold disbursing Collateral Account Funds for such Additional Cost Item until all of the conditions have been satisfied for the disbursement of Collateral Account Funds pursuant to Sections 4 and 5.

5. Performance of Repairs.

5.1. Workmanlike Completion

(a) Lender shall have the right to approve all contracts or work orders with materialmen, mechanics, suppliers, subcontractors, contractors or other parties providing labor or materials in connection with the Repairs. Upon Lender's request, Borrower shall assign any contract or subcontract to Lender.

(b) In the event Lender determines in its sole discretion that any Repair has not been begun as agreed in Section 3 above, is not being performed in a workmanlike or timely manner, or has not been completed in a workmanlike manner within the Completion Period (or such other completion date as may be set forth on Exhibit A), Lender shall have the option to withhold disbursements for such nonsatisfactory Repair, proceed under existing contracts or contract with third parties to make or complete such Repair and to apply the funds in the Collateral Account toward the labor and materials necessary to make or complete such Repair without providing any prior notice to Borrower and to exercise any and all other remedies available to Lender upon a default pursuant to Section 6.1 hereof.

(c) In order to  facilitate  Lender's  completion or making of the Repairs under
Section 5.1 (b) above, Lender shall have the right to enter onto the Property and perform any and all work and labor necessary to make or complete the Repairs and employ watchmen to protect the Property from damage. All sums so expended by Lender pursuant to this Section 5 or pursuant to any other provision of this Agreement, shall be deemed to have been advanced to Borrower and shall be secured by the Security Instrument. Borrower hereby constitutes and appoints Lender its true and lawful attorney-in-fact with full power of substitution to complete or undertake the Repairs in the name of Borrower. Borrower empowers said attorney-in-fact as follows: (i) to use any of the funds in the Collateral Account which have not been disbursed for the purpose of making or completing the Repairs; (ii) to make such additions, changes and corrections to the Repairs as shall be necessary or desirable to complete the Repairs; (iii) to employ such contractors, subcontractors, agents, architects and inspectors as shall be required for such purposes; (iv) to pay, settle or compromise all bills and claims for materials and work performed in connection with the Repairs or as may be necessary or desirable for the completion of the Repairs, or for clearance of title; (v) to execute all applications and certificates in the name of Borrower which may be required by any of the contract documents; (vi) to prosecute and defend all actions or proceedings in connection with the Property or the rehabilitation and repair of the Property; and (vii) to do any and every act which Borrower might do in its own behalf to fulfill the terms of this Agreement.

It is further understood and agreed that this power of attorney, which shall be deemed to be a power coupled with an interest, cannot be revoked. Borrower specifically agrees that all power granted to Lender under this Agreement may be assigned by Lender to Lender's successors or assigns as holder of the Note.

(d) Nothing in this Section 5.1 shall: (i) make Lender responsible for making or completing the Repairs; (ii) require Lender to expend funds to make or complete any Repair; (iii) obligate Lender to proceed with the Repairs; or (iv) obligate Lender to demand from Borrower additional sums to make or complete any Repair.

5.2. Entry onto Property; Inspections

(a) Borrower shall permit Lender or Lender's representatives (including an independent person such as an engineer, architect or inspector) or third parties making Repairs pursuant to Section 5.1(b) of this Agreement, to enter onto the Property during normal business hours (subject to the rights of tenants under their leases) to inspect the progress of any Repairs and all materials being used in connection with such Repairs, to examine all plans and shop drawings relating to such Repairs which are or may be kept at the Property, to inspect all books, contracts, subcontracts and records of Borrower with respect to the Property, and to complete the Repairs pursuant to Section 5.1(b). Borrower agrees to cause all contractors and subcontractors to cooperate with Lender, Lender's representatives, and such other persons described above in connection with inspections and Repairs made pursuant to this Section 5.2 and Section 5.1(b).

(b) Lender may inspect the Property in connection with any Repair prior to disbursing Collateral Account Funds for such Repair. If the cost of a Repair equals or exceeds $10,000.00, Lender shall inspect the Property prior to disbursing Collateral Account Funds for such Repair. Borrower shall pay Lender a reasonable inspection fee not exceeding $300.00 for each such inspection. Prior to disbursing any amounts from the Collateral Account for a Repair, Lender may require an inspection and/or certificate of completion by an appropriate independent qualified professional (such as an architect, engineer, or inspector, depending on the nature of the Repair) selected by Lender. Borrower shall pay all reasonable fees and expenses charged by such engineer, architect, inspector or other person inspecting the Property, and all other reasonable fees, costs and expenses relating to such inspections.

5.3. Lien-Free Completion

(a) Borrower covenants and agrees that each of the Repairs and all materials, equipment, fixtures, or any other item comprising a part of any Repair shall be constructed, installed or completed, as applicable, free and clear of any mechanic's, materialman's or other liens (except for liens existing on the date of this Agreement which have been previously approved in writing by Lender).

(b) Prior to each disbursement of amounts from the Collateral Account, Lender may require Borrower to provide Lender with either (i) a search of title to the Property effective to the date of the release, or (ii) an endorsement to the title insurance policy insuring Lender's interest in the Property which updates the effective date of the policy to the date of the disbursement from the Collateral Account, which search or title endorsement shows that no mechanic's or materialmen's liens or other liens (that have not been bonded off to Lender's satisfaction) have been placed against the Property since the date of recordation of the Security Instrument and that title to the Property is free and clear of all liens (other than the lien of the Security Instrument and any other liens previously approved in writing by the Lender, if any).

(c) In addition, Lender may require Borrower to obtain from any contractor, subcontractor, or materialman an acknowledgment of payment and release of lien for work performed and/or materials supplied. Any such acknowledgment and release shall conform to the requirements of applicable law and shall cover all work performed and materials (including equipment and fixtures) supplied for the Property (except for any hold back amounts) through the date covered by the current request for disbursement from the Collateral Account (or the date covered by the previous request for disbursement in the event such contractor, subcontractor or materialman is to be paid by a joint check).

5.4. Compliance with Laws and Insurance Requirements

(a) All Repairs shall comply with all applicable laws, ordinances, rules and regulations of all governmental authorities having jurisdiction over the Property and applicable insurance requirements including, without limitation, applicable building codes, special use permits, environmental regulations, and requirements of insurance underwriters.

(b) Borrower represents and warrants that to the best of its knowledge, no permits or approvals from any agency or authority, other than those previously obtained and furnished to Lender, are necessary for the commencement and completion of the Repairs. Borrower shall pay all applicable fees and charges of such agencies or authorities.

(c) In addition to any insurance required under the other Loan Documents, Borrower shall provide or cause to be provided workmen's compensation insurance, builder's risk, and public liability insurance and other insurance required by applicable law in connection with completing the Repairs. All such policies shall be issued by companies approved by Lender and shall be in form and amount satisfactory to Lender. All such policies which can be endorsed with standard mortgagee clauses making loss payable to Lender or its assigns shall be so endorsed. The originals of such policies shall be delivered to Lender.

6. Default.

6.1. Default Under This Agreement. If (i) Borrower at any time prior to the completion of the Repairs abandons or ceases work on any Repair for a period of more than 20 days, unless such cessation results from causes beyond the control of Borrower and Borrower is diligently pursuing the reinstitution of work, (ii) Borrower fails to complete each Repair in a good and workmanlike manner within the Completion Period (or such other date as may be set forth on Exhibit A),
(iii) a mechanic's or materialman's lien is filed against the Property (unless such mechanic's or materialman's lien is promptly contested in good faith by Borrower and is bonded off to the satisfaction of Lender), (iv) Borrower fails to comply with any provision of this Agreement not specifically addressed by clauses (i), (ii), or (iii) above, and such failure is not cured within 10 days of notice of such non-performance or non-compliance, or (v) an Event of Default occurs under any of the other Loan Documents, such event shall be deemed a default hereunder and Lender may at its option hold and apply the funds in the Collateral Account as provided in Section 6.2 of this Agreement. Borrower understands that a default under this Agreement shall be deemed to be an Event of Default under the Security Instrument, and that in addition to the remedies specified in this Agreement, the Lender will be able to exercise all of its rights and remedies under the Security Instrument.

6.2. Default Under the Other Loan Documents.

(a) If any default or Event of Default shall occur under this Agreement or under the Security Instrument, Borrower shall immediately lose all of its rights to receive disbursements of the Collateral Account Funds while such default or Event of Default shall continue. Upon any such default or Event of Default, Lender, in its sole and absolute discretion, may use the Collateral Account Funds (or any portion thereof) for any purpose, including but not limited to (i) repayment of any indebtedness secured by the Security Instrument and the prepayment premium applicable upon a full or partial prepayment (as applicable); provided, however, that such application of funds shall not cure or be deemed to cure any default or Event of Default; (ii) reimbursement of Lender for any losses or expenses (including, without limitation, legal fees) suffered or incurred by Lender as a result of such default or Event of Default; (iii) making or completing the Repairs as provided in Section 5, or (iv) applying the funds in connection with exercising any and all rights and remedies available to Lender at law or in equity or under this Agreement or pursuant to any of the other Loan Documents.

(b) Nothing in this Agreement or the Security Instrument shall obligate Lender to apply all or any portion of the Collateral Account Funds on account of any default or Event of Default by Borrower or to repayment of the indebtedness evidenced by the Note or in any specific order of priority.

6.3. Borrower's Other Obligations. Nothing contained in this Agreement shall in any manner whatsoever alter, impair or affect the obligations of Borrower, or relieve Borrower of any of its obligations to make payments and perform all of its other obligations required under the Loan Documents.

7. Remedies Cumulative. None of the rights and remedies conferred upon or reserved to Lender under this Agreement are intended to be exclusive of any other rights, and each and every such right shall be cumulative and concurrent, and may be enforced separately, successively or together, and may be exercised from time to time as often as may be deemed necessary by Lender.

8. Additional Documents. Upon completion of all or any portion of the Repairs and upon Lender's request, Borrower shall execute and deliver to Lender an amendment to the security agreement provisions of the Security Instrument and the original financing statement necessary or desirable to perfect Lender's lien upon any property for which Collateral Account Funds were expended.

9. Assignment of Collateral Account Funds and this Agreement. Borrower understands and agrees that, in connection with the anticipated sale or assignment and delivery of the Loan to Fannie Mae, all of the Lender's interest in the Collateral Account Funds and this Agreement will be assigned to Fannie Mae.
10. Indemnification. Borrower agrees to indemnify and hold Lender harmless from and against any and all actions, suits, claims, demands, liabilities, losses, damages, obligations and costs or expenses, including litigation costs and reasonable attorneys' fees, arising from or in any way connected with the performance of the Repairs or investment of the Collateral Account Funds. Borrower hereby assigns to Lender all rights and claims Borrower may have against all persons or entities supplying labor or materials in connection with Repairs; provided, however, that Lender may not pursue any such right or claim unless Borrower is in default under this Agreement or an Event of Default shall have occurred under the Security Instrument.

11. Determinations by Lender. In any instance where the consent or approval of Lender may be given or is required, or where any determination, judgment or decision is to be rendered by Lender under this Agreement, the granting, withholding or denial of such consent or approval and the rendering of such determination, judgment or decision shall be made or exercised by Lender (or its designated representative) at its discretion.

12. Borrower's Records. Borrower shall furnish such financial statements, invoices, records, papers and documents relating to the Property as Lender may reasonably require from time to time to make the determinations permitted or required to be made by Lender under this Agreement.

13. Fees and Costs.

(a) Borrower shall pay Lender a one time administrative fee of $50.00 for its services in administering the Collateral Account and investing the Collateral Account Funds. Borrower shall pay such fee no later than the date specified in a bill sent to Borrower.

(b) Borrower shall reimburse Lender within 10 days after demand, all reasonable fees, charges, costs and expenses incurred by Lender in connection with collecting, holding and disbursing the funds in the Collateral Account pursuant to this Agreement and in connection with all inspections made by Lender or Lender's representatives in carrying out Lender's responsibility to make certain determinations under this Agreement.

14. Successors and Assigns Bound. This Agreement shall be binding upon Borrower and Lender and their respective successors and assigns, and shall inure to the benefit of and may be enforced by the Lender and its successors, transferee and assigns. Borrower shall not assign any of its rights and obligations under this Agreement without the prior written consent of Lender.

15. No Third Party Beneficiary. This Agreement is intended solely for the benefit of Borrower and Lender and their respective successors and assigns, and no third party shall have any rights or interest in the Collateral Account Funds, the Collateral Account, this Agreement or any of the other Loan Documents. Nothing contained in this Agreement shall be deemed or construed to create an obligation on the part of Lender to any third party nor shall any third party have a right to enforce against Lender any right that Borrower may have under this Agreement.

16. Completion of Repairs. Lender's disbursement of Collateral Account Funds or other acknowledgment of completion of any Repair in a manner satisfactory to Lender shall not be deemed a certification by Lender that the Repair has been completed in accordance with applicable building, zoning or other codes, ordinances, statutes, laws, regulations or requirements of any governmental authority agency. Borrower shall at all times have the sole responsibility for insuring that all Repairs are completed in accordance with all such governmental requirements.

17. No Agency or Partnership. Nothing contained in this Agreement shall constitute Lender as a joint venturer, partner or agent of Borrower, or render Lender liable for any debts, obligations, acts, omissions, representations, or contracts of Borrower.

18. Termination of Completion/Repair Agreement. Upon the earlier of (i) Borrower's completion of all Repairs to the satisfaction of Lender (provided Borrower has supplied Lender with evidence satisfactory to Lender of payment of all Repairs and if requested by Lender, waivers of liens and a title search of the Property or an endorsement to the mortgagee's title insurance policy), or
(ii) the payment in full of all sums secured by the Security Instrument and release of the lien of the Security Instrument by Lender (and payment in full of all Repairs completed or contracted to be performed prior to the date of the payment described in clause (ii)), Lender shall disburse to Borrower all remaining Collateral Account Funds.

19. Entire Agreement; Amendment and Waiver. This Agreement contains the complete and entire understanding of the parties with respect to the matters covered and no change or amendment shall be valid unless it is made in writing and executed by the parties to this Agreement. No specific waiver of any of the terms of this Agreement shall be considered as a general waiver. If any provision of this Agreement is in conflict with any provision of the Security Instrument regarding the Collateral Account, the provision contained in this Agreement shall control.

20. Notices. All notices given under this Agreement shall be in writing to the other party, at the address and in the manner set forth in the Security Instrument.

21. Severability. The invalidity, illegality, or unenforceability of any provision of this Agreement pursuant to judicial decree shall not affect the validity or enforceability of any other provision of this Agreement, all of which shall remain in full force and effect.

22. Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the jurisdiction in which the Property is located.

23. Non-Recourse. This Agreement is being executed in connection with the making of the Loan pursuant to the terms of the Note. Borrower's liability hereunder shall be limited to the extent provided in the Note.

24. Capitalized Terms. Any capitalized terms used in this Agreement and not specifically defined herein, shall have the meanings set forth in the Security Instrument.

      ATTACHED   EXHIBITS.   The  following  Exhibits  are  attached  to  this
Agreement:

            -----
             X       Exhibit A     Repairs
            -----

            -----
             X       Exhibit B     Modifications
            -----


      Borrower and Lender have executed this Agreement on the date and year first written above.



                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]




                                    BORROWER:

                                    ORP FOUR LIMITED PARTNERSHIP, a Maryland
                                       limited partnership

                                    By:  ORP Corporation IV, a Maryland
                                         corporation, its general partner



                                         By: /s/Patti K. Fielding
                                            Patti K. Fielding
                                            Senior Vice President



                                     LENDER:

                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                       California corporation



                                    By:   /s/Lenora Pickard
                                    Name: Lenora Pickard
                                    Title:Vice President

                                    EXHIBIT A


               TO THE COMPLETION/REPAIR AND SECURITY AGREEMENT


        (Shadow Oaks Apartments, Tampa (Hillsborough County), Florida)

      ITEM:                                                 AMOUNT:
                                                                       $







      TOTAL                                                            $

      @125%                                                            $


                                    EXHIBIT B

                                  MODIFICATIONS

      The following phrase is inserted at the end of Section 5.3:

            "or as otherwise provided in Section 21(b)(6) of the Security Instrument."







                                                _________________________
                                                Borrower's Initials

                                                        Shadow Oaks Apartments

                                    GUARANTY

      This Guaranty (the "Guaranty") is made and entered into as of the 1st day of November, 2002 by AIMCO PROPERTIES, L.P., a Delaware limited partnership (the "Guarantor"), for the benefit of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation ("Lender").

                                    RECITALS

      A. Lender has agreed to execute both (i) that certain Amended and Restated Loan Agreement, dated as of September 16, 2002, by and among AIMCO Properties, L.P., a Delaware limited partnership, certain borrowers signatory thereto and Lender and (ii) that certain Loan Agreement dated as of November 1, 2002, by and among certain borrowers signatory thereto and Lender (as amended, supplemental or otherwise modified or amended and restated from time to time, the "Loan Agreement"), pursuant to which, inter alia, Lender has agreed, subject to the terms, conditions and limitations of the Loan Agreement, to make a loan to ORP Four Limited Partnership, a Maryland limited partnership (the "Borrower") from time to time loan to be evidenced by the Note (the "Loan"). Terms used herein not defined herein have the definition given them in the Loan Agreement.

      B. The repayment of the Loan and all of the Obligations of the Borrower under the Loan Agreement or the other Loan Documents are guaranteed by this Guaranty to the extent of Borrower's personal liability as provided in Section 9 of the Note evidencing the Loan, and except for such obligations described herein, Guarantor shall have no liability in connection with, or responsibility to perform, under or in accordance with the Loan Agreement or other Loan Documents.

      C. Guarantor owns, directly or indirectly, an ownership interest in the Borrower and will receive a direct and material benefit from the Loans to the Borrower.

      D. Lender is willing to make the Loan to the Borrower only if Guarantor agrees to enter into this Guaranty.

      NOW, THEREFORE, in order to induce Lender to make the Loan to Borrower, and in consideration thereof, Guarantor hereby agrees as follows:

      Section 1. Definitions. All capitalized terms used but not defined in this Guaranty shall have the meanings ascribed to such terms in the Loan Agreement. The following terms shall have the meaning set forth below for purposes of this
Guaranty:

      "Material Adverse Effect" means, with respect to any circumstance, act, condition or event of whatever nature (including any adverse determination in any litigation, arbitration, or governmental investigation or proceeding), whether singly or in conjunction with any other event or events, act or acts, condition or conditions, or circumstance or circumstances, whether or not related, a material adverse change in or a materially adverse effect upon the present or future ability of the Guarantor, to the extent specifically referred to in the applicable provision of that Guaranty, to perform the Guaranteed Obligations.

      "Net Worth" means, as of any date of determination and without double counting any item, the sum of the capital stock or other capital equity interests and additional paid-in capital plus retained earnings (or minus accumulated deficits) of the Guarantor, the REIT and their respective Subsidiaries on a consolidated basis determined in conformity with GAAP.

      "REIT" means Apartment Investment and Management Company, a Maryland corporation.

      "Subsidiary" means, with respect to the REIT, the Guarantor or an Affiliate of either of them, a corporation, partnership, joint venture, limited liability company or other business entity of which a majority of the shares of securities or other interests having ordinary voting power for the election of directors or other governing body (other than securities or interests having such power only by reason of the happening of a contingency) are at the time beneficially owned, or the management of which is otherwise controlled, directly or indirectly, through one or more intermediaries, or both, by the REIT, the Guarantor or an Affiliate of either of them.

      Section 2. Guaranty of Payment. Guarantor irrevocably, absolutely and unconditionally guarantees to Lender all of the following (collectively, the "Guaranteed Obligations"): the due and punctual payment when due, whether at maturity or earlier, by reason of acceleration or otherwise, at all times, of all amounts for which Borrower is personally liable under Section 9 of the Note.

This Guaranty shall be an unconditional guaranty of payment and performance and not of collection, and is in no way conditioned upon any attempt by Lender to pursue or exhaust any remedy against Borrower. This Guaranty is a continuing guaranty which shall remain in full force and effect until all of the Guaranteed Obligations have been paid and performed in full; and Guarantor shall not be released from any obligations to Lender under this Guaranty as long as any amount payable by the Borrower to Lender, or any obligation by the Borrower, under the Loan Documents is not performed, satisfied, settled or paid in full.

      Section 3. Form of Payment. All payments under this Guaranty shall be made to Lender in immediately available funds, without reduction by any recoupment, set-off, counterclaim or cross-claim against Lender.

      Section 4. Guarantor's Obligations are Absolute. The obligations of Guarantor under this Guaranty shall be absolute and unconditional, shall not be subject to any counterclaim, set-off, recoupment, deduction, or defense based upon any claim Guarantor may have against Lender or Borrower and shall remain in full force and effect without regard to, and shall not be released, discharged or terminated or in any other way affected by, any circumstance or condition (whether or not Guarantor shall have any knowledge or notice thereof), including, without limitation:

      (a) any amendment or modification of, or extension of time for payment of any of the principal of, interest on or other amounts payable under the Loan Documents;

      (b) any exercise or non-exercise by Lender of any right, power or remedy under or in respect of the Loan Documents, or any waiver, consent, forbearance, indulgence or other action, inaction or omission by Lender under or in respect of the Loan Documents;

      (c) any assignment, sale or other transfer of Borrower's interest in all or any part of the real or personal property which at any time constitutes collateral for the payment of the Guaranteed Obligations, including, without limitation, a conveyance of such property by Borrower to Lender by deed in lieu of foreclosure;

      (d) any bankruptcy, insolvency, reorganization, adjustment, dissolution, liquidation or other like proceeding involving or affecting Borrower or Lender or their respective properties or creditors, or any action taken with respect to the Loan Documents by any trustee or receiver of Borrower or Lender, or by any court, in any such proceeding;

      (e) any invalidity or unenforceability, in whole or in part, of any term or provision of the Loan Documents or Borrower's incapacity or lack of authority to enter into the Loan Documents;

      (f) any release, compromise, settlement or discharge with respect to all or any portion of Borrower's obligations under the Loan Documents;

      (g) any acceptance of additional or substituted collateral for payment of the Guaranteed Obligations or any release or subordination of any collateral held at any time by Lender as security for the payment of the Guaranteed Obligations; or

      (h) any resort to Guarantor for payment of all or any portion of the Guaranteed Obligations, whether or not Lender shall have resorted to any collateral securing the Guaranteed Obligations, if any, or shall have proceeded to pursue or exhaust its remedies against Borrower (or any other Person) primarily or secondarily liable for the Guaranteed Obligations.

No exercise, delay in exercise or non-exercise by Lender of any right hereby given it, no dealing by Lender with Borrower, Guarantor or any other Person, no change, impairment or suspension of any right or remedy of Lender, and no act or thing which, but for this provision, could act as a release or exoneration of the liabilities of Guarantor hereunder, shall in any way affect, decrease, diminish or impair any of the obligations of Guarantor hereunder or give Guarantor or any other Person any recourse or defense against Lender.

      Section 5.  Waiver.  Guarantor unconditionally waives the following:

      (a) notice of acceptance of this Guaranty and notice of any of the matters referred to in Section 4 hereof;

      (b) all notices which may be required by statute, rule of law or otherwise to preserve intact any rights which Lender may have against Guarantor under this Guaranty, including, without limitation, any demand, proof or notice of non-payment of any of the principal of, interest on or other amounts payable under the Loan Documents, and notice of any failure on the part of Borrower to perform and comply with any covenant, agreement, term or condition of the Loan Documents;

      (c) any right to the enforcement, assertion or exercise of any right, power or remedy conferred upon Lender in the Loan Documents or otherwise;

      (d) any requirement that Lender act with diligence in enforcing its rights under the Loan Documents or this Guaranty;

      (e) any right to require Lender to proceed against or exhaust its recourse against Borrower or any security or collateral held by Lender, if any, at any time for the payment of the Guaranteed Obligations or to pursue any other remedy in its power before being entitled to payment from Guarantor under this Guaranty or before proceeding against Guarantor;

      (f) any failure by Lender to file or enforce a claim against the estate (either in administration, bankruptcy or any other proceeding) of Borrower or any other Person;

      (g) any defense based upon an election of remedies by Lender which destroys or otherwise impairs the subrogation rights of Guarantor or the right of Guarantor (after payment of the Guaranteed Obligations) to proceed against Borrower for reimbursement, or both;

      (h) any defense based upon any taking, modification or release of any collateral for the Guaranteed Obligations, if any, or any failure to perfect any security interest in, or the taking of, or failure to take any other action with respect to, any collateral securing payment of the Guaranteed Obligations, if any;

      (i) any defense based upon the addition, substitution or release, in whole or in part, of any Person(s), including, without limitation, another guarantor, primarily or secondarily liable for or in respect of the Guaranteed Obligations;

      (j) any rights or defenses based upon an offset by Guarantor against any obligation now or hereafter owed to Guarantor by Borrower; and

      (k) all other notices which may or might be lawfully waived by Guarantor;

it being the intention hereof that Guarantor shall remain liable as principal, to the extent set forth in this Guaranty, until the payment and performance in full of the Guaranteed Obligations, notwithstanding any act, omission or thing which might otherwise operate as a legal or equitable discharge of Guarantor other than the payment and performance in full of the Guaranteed Obligations. No delay by Lender in exercising any rights and/or powers hereunder or in taking any action to enforce Borrower's obligations under the Loan Documents shall operate as a waiver as to such rights or powers or in any manner prejudice any and all of Lender's rights and powers hereunder against Guarantor. The intention of Guarantor under this Guaranty is that, so long as any of the Guaranteed Obligations remains unsatisfied, the obligations of Guarantor hereunder shall not be discharged except by performance and then only to the extent of such performance. Guarantor agrees that Guarantor's obligations hereunder shall not be affected by any circumstances, whether or not referred to in this Guaranty, which might constitute a legal or equitable discharge of a surety or guarantor.

      Section 6. Election of Remedies. This Guaranty may be enforced from time to time, as often as occasion therefor may arise, and without any requirement that Lender must first pursue or exhaust any remedies available to it against Borrower under the Loan Documents or against any other Person or resort to any collateral at any time held by it for performance of the Guaranteed Obligations, if any, or any other source or means of obtaining payment of any of the Guaranteed Obligations.

      Section 7. Representations and Warranties of Guarantor. Guarantor hereby represents and warrants to the Lender as follows:

      (a) Due Organization; Qualification. Guarantor is qualified to transact business and is in good standing in the State in which it is organized and in each other jurisdiction in which such qualification and/or standing is necessary to the conduct of its business and where the failure to be so qualified would adversely affect the validity of, the enforceability of, or the ability of Guarantor to perform the Guaranteed Obligations.

      (b) Power and Authority.  Guarantor has the requisite  power and authority
(i) to own its properties and to carry on its business as now conducted and as contemplated to be conducted in connection with the performance of the Guaranteed Obligations, and (ii) to execute and deliver this Guaranty and to carry out the transactions contemplated by this Guaranty.

      (c) Due Authorization. The execution, delivery and performance of this Guaranty has been duly authorized by all necessary action and proceedings by or on behalf of Guarantor, and no further approvals or filings of any kind, including any approval of or filing with any Governmental Authority, are required by or on behalf of Guarantor as a condition to the valid execution, delivery and performance by Guarantor of this Guaranty.

      (d) Valid and Binding Obligations. This Guaranty has been duly authorized, executed and delivered by Guarantor and constitutes the legal, valid and binding obligations of Guarantor, enforceable against Guarantor in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws or equitable principles affecting the enforcement of creditors' rights generally or by equitable principles or by the exercise of discretion by any court.

      (e) Non-contravention: No Liens. Neither the execution and delivery of this Guaranty, nor the fulfillment of or compliance with the terms and conditions of this Guaranty nor the payment or performance of the Guaranteed
Obligations:

       (i) does or will conflict with or result in any breach or violation of any Applicable Law enacted or issued by any Governmental Authority or other agency having jurisdiction over Guarantor, any of the Mortgaged Properties or any other portion of the Collateral or assets of Guarantor, or any judgment or order applicable to Guarantor or to which Guarantor is subject;

       (ii) does or will conflict with or result in any material breach or violation of, or constitute a default under, any of the terms, conditions or provisions of Guarantor's Organizational Documents, any indenture, existing agreement or other instrument to which Guarantor is a party or to which Guarantor, any of the Mortgaged Properties or any other portion of the Collateral or other assets of Guarantor is subject; or

       (iii)does or will require the consent or approval of any creditor of Guarantor, any Governmental Authority or any other Person except such consents or approvals which have already been obtained.

      (f) Pending Litigation or Other Proceedings. Since the date of the most recent financial statements delivered to Lender pursuant to Section 8(b) of this Guaranty, there is no pending or, to the best knowledge of guarantor, threatened action, suit, proceeding or investigation, at law or in equity, before any court, board, body or official of any Governmental Authority or arbitrator which, if decided adversely to Guarantor, would have, or may reasonably be expected to have, a Material Adverse Effect on Guarantor. Guarantor is not in default with respect to any order of any Governmental Authority to any extent which would have, or may reasonably be expected to have, a Material Adverse Effect on Guarantor.

      (g) Solvency. Guarantor is not insolvent and will not be rendered insolvent by the transaction contemplated by this Guaranty and after giving effect to such transaction, Guarantor will not be left with an unreasonably small amount of capital with which to engage in its business or undertakings, nor will Guarantor have incurred, have intended to incur, or believe that it has incurred, debts beyond its ability to pay such debts as they mature. Guarantor did not receive less than a reasonably equivalent value in exchange for incurrence of the Guaranteed Obligations. There (i) is no contemplated, pending or, to the best of Guarantor's knowledge, threatened bankruptcy, reorganization, receivership, insolvency or like proceeding, whether voluntary or involuntary, affecting Guarantor and (ii) has been no assertion or exercise of jurisdiction over Guarantor by any court empowered to exercise bankruptcy powers.

      (h) No Contractual Defaults. There are no material defaults by Guarantor or, to the knowledge of Guarantor, by any other Person under any contract to which Guarantor is a party other than defaults which do not have, and are not reasonably be expected to have, a Material Adverse Effect on Guarantor. Neither Guarantor nor, to the knowledge of Guarantor, any other Person, has received notice or has any knowledge of any existing circumstances in respect of which it could receive any notice of default or breach in respect of any contracts, which default would have, or which may reasonably be expected to have, a Material Adverse Effect on Guarantor.

      (i) Representations True and Correct. The representations and warranties made by Guarantor in this Guaranty are true, complete and correct in all material respects as of the Initial Closing Date and do not contain any untrue statement of material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements made therein, in light of the circumstances under which they were made, not misleading.

      (j) ERISA. Guarantor is in compliance in all material respects with all applicable provisions of ERISA and has not incurred any liability to the PBGC on a Plan under Title LV of ERISA. None of the assets of Guarantor constitute plan assets (within the meaning of Department of Labor Regulation ss. 2510.3-101) of any employee benefit plan subject to Title I of ERISA.

      (k) Financial Information. The financial statements of Guarantor which have been furnished to the Lender are complete and accurate in all material respects and present fairly the financial condition of Guarantor, as of its date in accordance with GAAP, applied on a consistent basis. Since the date of the most recent of such financial statements no event has occurred which would have, or may reasonably be expected to have a Material Adverse Effect on Guarantor, except as disclosed in any filings made by Guarantor or its affiliates with the United States Securities and Exchange Commission ("SEC"). Guarantor has no material contingent obligations which are not otherwise disclosed in its most recent financial statements except as disclosed in any filings made by Guarantor or its affiliates with the SEC.

      (1) Accuracy of Information. No information, statement or report furnished in writing to the Lender by Guarantor concerning the Guarantor in connection with this Guaranty or any other Loan Document or in connection with the consummation of the transactions contemplated hereby and thereby contains any material misstatement of fact or omits to state a material fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading as of the date made, except to the extent that such misstatements and omissions when considered in the totality of such information, statements and reports furnished by Guarantor are not materially misleading in the aggregate; provided, however, the foregoing representation and warranty shall not apply to any information, statement or report prepared by any third party.

       (m) No Conflicts of Interest. To the best knowledge of Guarantor, no member, officer, agent or employee of the Lender has been or is in any manner interested, directly or indirectly, in that Person's own name, or in the name of any other Person, in the Guarantor (other than through the ownership of publicly traded shares of common stock of affiliates of the Guarantor or limited partnership units of Guarantor), the Loan Documents, or any Mortgaged Property, in any contract for property or materials to be furnished or used in connection with such Mortgaged Property or in any aspect of the transactions contemplated by the Loan Documents.

       (n) Governmental Approvals. To the best of Guarantor's knowledge, no Governmental Approval not already obtained or made is required for the execution and delivery of this Guaranty or the performance of the terms and provisions hereof by Guarantor.

      (o) Governmental Orders. Guarantor is not presently under any cease or desist order or other orders of a similar nature, temporary or permanent, of any Governmental Authority which would have the effect of preventing or hindering performance of its duties hereunder, nor are there any proceedings presently in progress or to its knowledge contemplated which would, if successful, lead to the issuance of any such order.

      (p) No Reliance. Guarantor acknowledges, represents and warrants that it understands the nature and structure of the transactions contemplated by this Guaranty and the other Loan Documents; that it is familiar with the provisions of all of the documents and instruments relating to such transactions; that it understands the risks inherent in such transactions, including the risk of loss of all or any of the Mortgaged Properties; and that it has not relied on the Lender or Fannie Mae for any guidance or expertise in analyzing the financial or other consequences of the transactions contemplated by this Guaranty or any other Loan Document or otherwise relied on the Lender or Fannie Mae in any manner in connection with interpreting, entering into or otherwise in connection with this Guaranty, any other Loan Document or any of the matters contemplated hereby or thereby.

      (q) Compliance with Applicable Law. Guarantor is in compliance with Applicable Law, including all Governmental Approvals, if any, except for such items of noncompliance that, singly or in the aggregate, have not had and are not reasonably expected to cause, a Material Adverse Effect on Guarantor.

       (r) Contracts with Affiliates. Except for the management agreement relating to each of the Mortgaged Properties or in the ordinary course of business and on terms which are no less favorable to the Guarantor than would be obtained in a corporate arms-length transaction with an unrelated third party, Guarantor has not entered into and is not a party to any material contract, lease or other agreement with any Affiliate of Guarantor for the provision of any service, materials or supplies relating to any Mortgaged Property.

      Section 8. Affirmative Covenants of Guarantor. Guarantor agrees and covenants with the Lender that, at all times during the Term of this Guaranty:

      (a) Maintenance of Existence. Guarantor shall maintain its existence and continue to be a limited partnership organized under the laws of the state of its organization. Guarantor shall continue to be duly qualified to do business in each jurisdiction in which such qualification is necessary to the conduct of its business and where the failure to be so qualified would adversely affect the validity of, the enforceability of, or the ability to perform, its obligations under this Guaranty.

(b) Financial Statements; Accountants' Reports: Other Information. The Guarantor shall keep and maintain at all times complete and accurate books of accounts and records in sufficient detail to correctly reflect all of the Guarantor's financial transactions and assets. In addition, the Guarantor shall furnish, or cause to be furnished, to the Lender the following:

            (i) So long as Guarantor is a reporting company under the Securities and Exchange Act of 1934 (the "`34 Act"), promptly upon their becoming available, copies of (A) all 10K's, 10Q's, 8K's, annual reports and proxy statements, and all replacement, substitute or similar filings or reports required to be filed after the date of this Guaranty by the SEC or other Governmental Authority exercising similar functions, and (B) all press releases and other statements made available generally by Guarantor to the public concerning material developments in the business of Guarantor.

             (ii) In the event Guarantor is not a reporting company under the '34 Act,

                   (A) Annual Financial Statements. As soon as available, and in any event within 90 days after the close of its fiscal year during the Term of this Agreement, the audited balance sheet of Guarantor as of the end of such fiscal year, the audited statement of income, equity and retained earnings of Guarantor for such fiscal year and the audited statement of cash flows of Guarantor for such fiscal year, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the prior fiscal year, prepared in accordance with GAAP, consistently applied, and accompanied by a certificate of Guarantor's independent certified public accountants to the effect that such financial statements have been prepared in accordance with GAAP, consistently applied, and that such financial statements fairly present the results of its operations and financial condition for the periods and dates indicated with such certification to be free of exceptions and qualifications as to the scope of the audit or as to the going concern nature of the business.

                   (B) Quarterly Financial Statements. As soon as available, and in any event within 45 days after each of the first three fiscal quarters of each fiscal year during the Term of this Agreement, the unaudited balance sheet of Guarantor as of the end of such fiscal quarter, the unaudited statement of income and retained earnings of Guarantor and the unaudited statement of cash flows of Guarantor for the portion of the fiscal year ended with the last day of such quarter, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the previous fiscal year, accompanied by a certificate of a member of Senior Management (which certificate shall be without personal liability to such officer) stating that such financial statements have been prepared in accordance with GAAP, consistently applied, and fairly present the results of its operations and financial condition for the periods and dates indicated subject to year end adjustments in accordance with GAAP.

            (iii) [Left blank intentionally]

             (iv) Other Reports. Promptly upon receipt thereof, all schedules, financial statements or other similar reports delivered by the Guarantor pursuant to the Loan Documents or reasonably requested by the Lender with respect to the Guarantor's business affairs or condition (financial or otherwise) subject to the confidentiality covenant set forth below.

            After the providing by Guarantor of any statement, report or other information on a collective basis to Standard & Poor's, Moody's Investors Service, Duff & Phelps, Fitch and/or any other rating agency, and/or after providing any statement, report or other information on a collective basis to the banks or other institutions providing unsecured lines of credit and loans to Guarantor, Guarantor shall promptly furnish such statement, report or other information to Lender.

            As used in this Paragraph (iv), the phrase "on a collective basis" means as provided to a group as a whole as opposed to an individual basis, e.g.., providing information to a rating agency or to a bank to respond to a particular request of such rating agency or bank.

            The Lender agrees to treat all Information received by it (I) under this Paragraph (iv) as confidential and (II) which Guarantor requests in writing to the Persons at the Lender who receive any Information regarding Guarantor that such information be treated as confidential; provided, however, that such Information may be disclosed (A) as required by law, (B) to officers, directors, employees, agents, partners, attorneys, auditors, accountants, engineers and other consultants of the Lender, or its successors or assigns, who need to know such Information, provided such Persons are instructed to treat such Information confidentially, (C) by the Lender to any successor or assign of such Person, (D) to any federal or state regulatory authority having jurisdiction over the Lender, or its successors or assigns, (E) to any other Person to which such delivery or disclosure may be necessary or appropriate (w) in compliance with any law, rule, regulation or order applicable to the Lender, or its successors or assigns, (x) in response to any subpoena or other legal process or information investigative demand, or (y) in connection with any litigation to which the Lender, or its successors or assigns, is a party. Guarantor agrees that Information subject to this Paragraph (iv) does not include information which (I) was publicly known, or otherwise known to the Lender, or its successors or assigns, at the time of disclosure, (II) subsequently becomes publicly known through no act of or omission by the Lender or its successors or assigns, other than through disclosure by Guarantor or by any other Person in violation of this Paragraph (iv) or any other confidentiality arrangement and the Lender, or its successors or assigns, has knowledge of such violation; provided, however, that in the event the disclosing Person shall reasonably endeavor to notify Guarantor thereof as soon as possible after such disclosure has been made and Guarantor shall be afford an opportunity to seek protective orders, or such other confidential treatment of such Information as Guarantor may deem reasonable.

            (v) Certification. All certifications required to be delivered pursuant to this Section 8(b) shall run directly to and be for the benefit of Lender and Fannie Mae.

      (c) Maintain Licenses. Guarantor shall procure and maintain in full force and effect all licenses, Permits, charters and registrations which are material to the conduct of its business and shall abide by and satisfy all terms and conditions of all such licenses, Permits, charters and registrations.

      (d) Access to Records; Discussions With Senior Management. To the extent permitted by law, Guarantor shall permit the Lender to:

            (i) inspect Guarantor's books and records related to the Borrower and the Mortgaged Property;

            (ii) discuss Guarantor's affairs, finances and accounts with Guarantor's Senior Management or, provided that Senior Management of Guarantor has been given the opportunity by Lender to be a party to such discussions, property managers and independent public accountants;

            (iii) provided that Senior Management of Guarantor has been given the opportunity by Lender to be a party to such discussions, discuss the Mortgaged Properties' conditions, operations or maintenance with the managers of such Mortgaged Properties and the officers and employees of Guarantor; and

            (iv) receive any other information that the Lender deems reasonably necessary or relevant in connection with the Guaranty, any Loan Document or the Guaranteed Obligations.

Notwithstanding the foregoing, prior to an Event of Default or Potential Event of Default, all inspections shall be conducted at reasonable times during normal business hours and upon reasonable notice to the Guarantor.

      (e) Inform the Lender of Material Events. Guarantor shall promptly, but in any event within five (5) Business Days, inform the Lender in writing of any of the following (and shall deliver to the Lender copies of any related written communications, complaints, orders, judgments and other documents relating to the following) of which Guarantor has actual knowledge:

            (i) Defaults. The occurrence of any Event of Default or any Potential Event of Default under any Loan Document;

            (ii) Bankruptcy Proceedings. The commencement of any proceedings by or against Guarantor under any applicable bankruptcy, reorganization, liquidation, insolvency or other similar law now or hereafter in effect or of any proceeding in which a receiver, liquidator, trustee or other similar official is sought to be appointed for it;

            (iii)  Accounting  Changes.   Any  material  change  in  Guarantor's
       accounting policies or financial reporting practices; and

            (iv) Restructuring of Guarantor. Any restructuring or reorganization of any Guarantor.

      (f)  ERISA.  Guarantor  shall at all  times  remain in  compliance  in all
material   respects  with  all  applicable   provisions  of  ERISA  and  similar
requirements of the PBGC.

      (g) Further Assurances. Provided they do not materially increase the Guaranteed Obligations of Guarantor, Guarantor, at the request of the Lender, but without incurring any liability beyond the Guaranteed Obligations, shall execute and deliver and, if necessary, file or record such statements, documents, agreements, UCC financing and continuation statements and such other instruments and take such further action as the Lender from time to time may request as reasonably necessary, desirable or proper to carry out more effectively the purposes of this Guaranty or any of the other Loan Documents or to subject the Collateral to the lien and security interests of the Loan Documents or to evidence, perfect or otherwise implement, to assure the lien and security interests intended by the terms of the Loan Documents or in order to exercise or enforce its rights under the Loan Documents.

      (h) Monitoring Compliance. Upon the request of the Lender, but without incurring any liability beyond the Guaranteed Obligations, from time to time, Guarantor shall promptly provide to the Lender such documents, certificates and other information as may be deemed reasonably necessary to enable the Lender to perform its functions under the Servicing Agreement as the same relates to the Guarantor.

      Section 9.  Negative Covenants of Guarantor.

      (a) Liquidation. Guarantor shall not dissolve or liquidate in whole or in part.

      (b) Principal Place of Business. Guarantor shall not change its principal place of business or the location of its books and records without first giving 10 days' prior written notice to the Lender.

      Section 10. Financial Covenants. Guarantor agrees and covenants with the Lender that, at all times during the Term of this Guaranty, the Net Worth of the REIT, the Guarantor and the Subsidiaries on a consolidated basis shall not be below $1,500,000,000.

      Section 11. Expenses. Guarantor agrees to pay all reasonable costs and out-of-pocket expenses, including court costs and expenses and the reasonable fees and disbursements of legal counsel, incurred by or on behalf of Lender in connection with the enforcement of Guarantor's obligations under this Guaranty or the protection of Lender's rights under this Guaranty. The covenants contained in this Section shall survive the payment of the Guaranteed Obligations.

      Section 12. Condition of Borrower. Guarantor is fully aware of the financial condition of Borrower and is executing and delivering this Guaranty based solely upon Guarantor's own independent investigation of all matters pertinent hereto and is not relying in any manner upon any representation or statement made by Lender. Guarantor represents and warrants that Guarantor is in a position to obtain, and Guarantor hereby assumes full responsibility for obtaining, any additional information concerning Borrower's financial condition and any other matters pertinent hereto as Guarantor may desire and Guarantor is not relying upon or expecting Lender to furnish to Guarantor any information now or hereafter in Lender's possession concerning the same or any other matter. By executing this Guaranty, Guarantor knowingly accepts the full range of risks encompassed within a contract of this type, which risks Guarantor acknowledges.

      Section 13. Further Assurances. Guarantor agrees at any time and from time to time upon request by Lender to take, or cause to be taken, any action and to execute and deliver any additional documents which, in the reasonable opinion of Lender, may be necessary in order to assure to Lender the full benefits of this Guaranty, so long as any such action does not materially increase Guarantor's Guaranteed Obligations hereunder or materially decrease its rights hereunder.

      Section 14. Subordination. Guarantor hereby irrevocably and unconditionally agrees that any claims, direct or indirect, Guarantor may have by subrogation or other form of reimbursement, against Borrower or to any security or any interest therein, by virtue of this Guaranty or as a consequence of any payment made by Guarantor pursuant to this Guaranty, shall be fully subordinated in time and right of payment to the payment in full of the Guaranteed Obligations and all other obligations of Guarantor to Lender under this Guaranty.

      Section 15. No Subrogation. Guarantor shall not have any right of subrogation against Borrower by reason of any payment by Guarantor under this Guaranty until such time as all of the Guaranteed Obligations have been satisfied in full. Nothing in the foregoing shall affect any claim which any Guarantor has against Borrower under the terms of the Organizational Documents of the Borrower.

      Section 16. Insolvency and Liability of Borrower. So long as any of the Guaranteed Obligations is unpaid and this Guaranty is in effect, and to the extent not prohibited by the applicable bankruptcy court, Guarantor agrees to file all claims against Borrower in any bankruptcy or other proceeding in which the filing of claims is required by law in connection with indebtedness owed by Borrower to Guarantor and to assign to Lender all rights of Guarantor thereunder up to the lesser of (i) the amount of such indebtedness or (ii) the amount of the Guaranteed Obligations. In all such cases the Person or Persons authorized to pay such claims shall pay to Lender the full amount thereof to the full extent necessary to pay the Guaranteed Obligations, and Guarantor hereby assigns to Lender all of Guarantor's rights to all such payments to which Guarantor would otherwise be entitled. Notwithstanding the foregoing, and except to the extent that any sums owed by Borrower to Lender under the Loan Documents shall have been fully satisfied thereby, the liability of Guarantor hereunder shall in no way be affected by

      (a) the release or discharge of Borrower in any creditors', receivership, bankruptcy or other proceedings; or

      (b) the impairment, limitation or modification of the liability of Borrower or the estate of Borrower in bankruptcy resulting from the operation of any present or future provisions of the Bankruptcy Code or other statute or from the decision in any court.

      Section 17. Preferences, Fraudulent Conveyances, Etc. If Lender is required to refund, or voluntarily refunds, any payment received from Borrower because such payment is or may be avoided, invalidated, declared fraudulent, set aside or determined to be void or voidable as a preference, fraudulent conveyance, impermissible setoff or a diversion of trust funds under the bankruptcy laws or for any similar reason, including, without limitation, any judgment, order or decree of any court or administrative body having jurisdiction over Lender or any of its property, or any settlement or compromise of any claim effected by Lender with Borrower or other claimant (a "Rescinded Payment"), then Guarantor's liability to Lender shall continue in full force and effect, or Guarantor's liability to Lender shall be reinstated, as the case may be, with the same effect and to the same extent as if the Rescinded Payment had not been received by Lender (but only to the extent such Rescinded Payment was part of the Guaranteed Obligations hereunder), notwithstanding the cancellation or termination of any Note or any of the other Loan Documents. In addition, Guarantor shall pay, or reimburse Lender for, all expenses (including all reasonable attorneys' fees, court costs and related disbursements) incurred by Lender in the defense of any claim that a payment received by Lender in respect of all or any part of the Guaranteed Obligations from Guarantor must be refunded. The provisions of this Section shall survive the termination of this Guaranty and any satisfaction and discharge of Borrower by virtue of any payment, court order or any federal or state law.

      Section 18. Waiver. Neither this Guaranty nor any term hereof may be changed, waived, discharged or terminated except by an instrument in writing signed by Lender and Guarantor expressly referring to this Guaranty and to the provisions so changed or limited. No such waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon. No course of dealing or delay or omission on the part of Lender in exercising any right under this Guaranty shall operate as a waiver thereof or otherwise by prejudice thereto.

      Section 19. Notices. All notices or other communications hereunder shall be sufficiently given and shall be deemed given when sent in the manner prescribed by the Loan Agreement addressed to the parties as follows:

      As to the Guarantor:    AIMCO
                        2000 S. Colorado Blvd., Tower Two
                        Suite 2-1000
                        Denver, Colorado  80222
                        Attn:  Senior Vice President-Debt & Securities

      with a copy to:         Bryan Cave, LLP
                          Attention: Stephen S. Sparks
                           3500 One Kansas City Place
                        1200 Main Street
                        Kansas City, Missouri 64105-2100

      If to Lender or Fannie Mae:  As provided in the Loan Agreement.

      Section 20. Assignability by Lender. Lender may, without notice to Guarantor, assign or transfer the Loans and the Loan Documents, in whole or in part. In such event, each and every immediate and successive assignee, transferee or holder of all or any part of the Loans and the Loan Documents shall have the right to enforce this Guaranty, by legal action or otherwise, as fully as if such assignee, transferee, or holder were by name specifically given such right and power in this Guaranty. Lender shall have an unimpaired right to enforce this Guaranty for its benefit as to so much of the Loans and the Loan Documents as Lender has not sold, assigned or transferred.

      Section 21. Guarantor Bound by Judgment Against Borrower. Guarantor shall be conclusively bound, in any jurisdiction, by the judgment in any action by Lender against Borrower in connection with the Loan Documents (wherever instituted) as if Guarantor were a party to such action even if not so joined as a party.

      Section 22. Governing Law. The provisions of Section 11.06 of the Loan Agreement (entitled Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial) are hereby incorporated into this Agreement by this reference to the fullest extent as if the text of such Section were set forth in its entirety herein.

      Section 23. Invalid Provisions. If any provision of this Guaranty or the application thereof to Guarantor or any circumstance in any jurisdiction whose laws govern this Guaranty shall, to any extent, be invalid or unenforceable under any applicable statute, regulation or rule of law, then such provision shall be deemed inoperative to the extent of such invalidity or unenforceability and shall be deemed modified to conform to such statute, regulation or rule or law. The remainder of this Guaranty and the application of any such invalid or unenforceable provision to parties, jurisdictions or circumstances other than those to whom or to which it is held invalid or unenforceable, shall not be affected by such invalidity or unenforceability nor shall such invalidity or unenforceability affect the validity or enforceability of any other provision of this Guaranty.

      Section 24. General Provisions. This Guaranty shall be binding upon the respective successors and assigns of Guarantor, and shall inure to the benefit of Lender and its successors and assigns, including, without limitation, each successive holder of the Note. The descriptive headings of the Sections of the Guaranty have been inserted herein for convenience of reference only and shall not define or limit the provisions hereof.

              [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]


      IN WITNESS WHEREOF, Guarantor has signed this Guaranty under seal as of the day and year first above written.

                                    AIMCO PROPERTIES, L.P., a Delaware
                                      limited partnership

                                    By:  AIMCO-GP, Inc., a Delaware
                                         corporation, its general partner



                                         By:  /s/Patti K. Fielding
                                              Patti K. Fielding
                                              Senior Vice President