Form 10QSB
period 2003-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2003-05-20
CIK 744786

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                   For the quarterly period ended March 31, 2003


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
  Cash and cash equivalents                                                    $   593
  Receivables and deposits                                                         878
  Restricted escrows                                                               382
  Other assets                                                                     192
  Investment properties:
   Land                                                         $ 3,681
   Buildings and improvements                                     42,728
                                                                  46,409
   Less accumulated depreciation                                 (23,103)       23,306
                                                                              $ 25,351
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                              $ 59
  Tenant security deposits                                                         146
  Accrued taxes                                                                    400
  Other liabilities                                                                344
  Due to general partner                                                         1,692
  Mortgage notes payable                                                        19,910

Partners' (Deficiency) Capital
  General partners                                               $ (930)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                 3,729         2,800
                                                                              $ 25,351

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                  Three Months Ended
                                                                       March 31,
                                                                   2003          2002
Revenues:
  Rental income                                                  $ 1,753       $ 1,935
  Other income                                                       249           158
      Total revenues                                               2,002         2,093

Expenses:
  Operating                                                          879           878
  General and administrative                                          48            22
  Depreciation                                                       459           485
  Interest                                                           380           410
  Property taxes                                                     373           229
      Total expenses                                               2,139         2,024

Net (loss) income                                                 $ (137)        $ 69

Net (loss) income allocated to general partners (2%)               $ (3)         $ 1

Net (loss) income allocated to assignee unit holders (98%)          (134)           68

                                                                  $ (137)        $ 69

Net (loss) income per assignee unit                              $ (5.69)       $ 2.89

Distributions per assignee unit                                  $ 51.45       $ 15.07

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Assignee   General       Assignor       Assignee
                                    Units    Partners  Limited Partner  Unit Holders     Total

Partners' (deficiency) capital
  at December 31, 2002              23,558    $ (927)        $ 1           $ 5,075      $ 4,149

Distributions to partners               --        --            --          (1,212)      (1,212)

Net loss for the three
  months ended March 31, 2003           --        (3)           --            (134)        (137)

Partners' (deficiency) capital
  at March 31, 2003                 23,558    $ (930)        $ 1           $ 3,729      $ 2,800

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2003        2002
Cash flows from operating activities:
  Net (loss) income                                              $ (137)      $ 69
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   459          485
     Amortization of loan costs                                      18           18
     Changes in accounts:
      Receivables and deposits                                     (109)        (126)
      Other assets                                                  (13)         (82)
      Accounts payable                                                1         (147)
      Tenant security deposits payable                               (2)         (22)
      Due to general partner                                         77           57
      Accrued property taxes                                        270          186
      Other liabilities                                             112          152
          Net cash provided by operating activities                 676          590

Cash flows from investing activities:
  Property improvements and replacements                           (111)        (155)
  Net (deposits to) withdrawals from restricted escrows             (38)           3
          Net cash used in investing activities                    (149)        (152)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (135)        (130)
  Distributions to partners                                      (1,212)        (355)
          Net cash used in financing activities                  (1,347)        (485)

Net decrease in cash and cash equivalents                          (820)         (47)
Cash and cash equivalents at beginning of period                  1,413        1,001

Cash and cash equivalents at end of period                       $ 593        $ 954

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 358        $ 399


            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliates

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for property management services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Total property management fees of approximately $113,000 and $112,000 for the three months ended March 31, 2003 and 2002, respectively, were charged to expense and are included in operating expense on the consolidated statements of operations. Property management fees of approximately $45,000 and $43,000 for the three months ended March 31, 2003 and 2002, respectively, have been deferred. The cumulative deferred management fees as of March 31, 2003 totaled approximately $1,404,000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $32,000 and $11,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $10,000 for the three months ended March 31, 2002. No such fees were charged during the same period in 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $136,000 and $165,000, respectively.

Note C - Subsequent Event

On May 8, 2003, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the first mortgage of approximately $8,637,000 with a new mortgage of approximately $11,480,000. The new mortgage carries a stated interest rate of 4.21%. Interest on the old mortgage was 8.25%. A balloon payment of approximately $9,214,000 is due in June 2008. After closing costs of approximately $268,000, the Partnership received net proceeds of approximately $2,575,000.

On May 8, 2003, the Partnership refinanced the mortgage encumbering The Landings Apartments. The refinancing replaced the first mortgage of approximately $2,847,000 with a new mortgage of approximately $3,370,000. The new mortgage carries a stated interest rate of 4.21%. Interest on the old mortgage was 8.25%. A balloon payment of approximately $2,705,000 is due in June 2008. After closing costs of approximately $107,000, the Partnership received net proceeds of approximately $416,000.

On May 8, 2003, the Partnership refinanced the mortgage encumbering Raven Hill Apartments. The refinancing replaced the first mortgage of approximately $4,350,000 with a new mortgage of approximately $12,210,000. The new mortgage carries a stated interest rate of 4.21%. Interest on the old mortgage was 8.25%. A balloon payment of approximately $9,800,000 is due in June 2008. After closing costs of approximately $297,000, the Partnership received net proceeds of approximately $7,562,000.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      The Landings Apartments (1)                   87%        91%
        Indianapolis, Indiana
      Shadow Oaks Apartments (2)                    97%        92%
        Tampa, Florida
      Raven Hill Apartments                         90%        92%
        Burnsville, Minnesota
      Fairlane East Apartments                      87%        86%
        Dearborn, Michigan

(1) The Managing General Partner attributes the decrease in average occupancy at The Landings Apartments to new construction and home purchases due to favorable interest rates.

(2) The Managing General Partner attributes the increase in average occupancy at Shadow Oaks Apartments to increased marketing efforts.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $137,000 as compared to net income for the three months ended March 31, 2002 of approximately $69,000. The decrease in net income is primarily due to a decrease in total revenue and an increase in total expenses. Total revenue decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to an increase in bad debt expense at Fairlane East and Raven Hill Apartments, a decrease in the average rental rate at Fairlane East Apartments and a decrease in the occupancy at Raven Hill and The Landings Apartments. Other income increased due to an increase in lease cancellation fees and late charges and fee adjustments at all of the Partnership's properties.

Total expenses increased due to increases in general and administrative and property tax expenses partially offset by decreases in depreciation and interest expenses. Property tax expense increased due to an adjustment of property tax accruals in the current period for a change in the methodology for accruing taxes for the Partnership's investment property located in Michigan. Depreciation expense decreased due to assets that became fully depreciated during 2002. Interest expense decreased due to the lower interest rate on the mortgage encumbering Shadow Oaks Apartments.

General and administrative expense increased due to an increase in reimbursements to the Managing General Partner, as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $593,000 compared to approximately $954,000 at March 31, 2002. The decrease in cash and cash equivalents for the three months ended March 31, 2003 from the Partnership's year ended December 31, 2002 was approximately $820,000. This decrease is due to approximately $1,347,000 of cash used in financing activities and approximately $149,000 of cash used in investing activities offset by approximately $676,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and principal payments on the mortgages encumbering the investment properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital in interest bearing accounts.

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

The Landings Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $16,000 of capital improvements at The Landings Apartments, consisting primarily of floor covering replacements and water heaters. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $82,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, pool upgrades and breezeway painting. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadow Oaks Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $20,000 of capital improvements at Shadow Oaks Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $58,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, cabinet, countertop, HVAC and appliance replacements and stairway railings. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Raven Hill Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $37,000 of capital improvements at Raven Hill Apartments, consisting primarily of floor covering, appliance, and HVAC replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $91,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements and swimming pool improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $38,000 of capital improvements at Fairlane East Apartments, consisting primarily of floor covering, appliance, and HVAC replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $35,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements and patio fence replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Subsequent to March 31, 2003, the Partnership refinanced the mortgages encumbering three of the investment properties. The new mortgages total approximately $27,060,000 and are being amortized over 60 months with required balloon payments of approximately $21,719,000 due in 2008. The remaining indebtedness of approximately $4,144,000 is amortized over 60 months with a balloon payment of approximately $3,639,000 due in 2007. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                   Three Months      Per Limited       Three Months      Per Limited
                       Ended         Partnership          Ended          Partnership
                  March 31, 2003         Unit         March 31, 2002         Unit

Operations            $1,212            $51.45            $ 355             $15.07

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,627 limited partnership units (the "Units") in the Partnership representing 57.84% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.84% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

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


                              Date: May 20, 2003

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


Date:  May 20, 2003

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


Date:  May 20, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 20, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 20, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.