Form 10QSB
period 2003-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2003-08-14
CIK 744786

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                    For the quarterly period ended June 30, 2003


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003


Assets
  Cash and cash equivalents                                                   $  1,565
  Receivables and deposits                                                         319
  Restricted escrows                                                               114
  Other assets                                                                     847
  Investment properties:
   Land                                                         $ 3,681
   Buildings and improvements                                     42,844
                                                                  46,525
   Less accumulated depreciation                                 (23,544)       22,981
                                                                              $ 25,826
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                             $ 167
  Tenant security deposits                                                         156
  Accrued taxes                                                                    457
  Other liabilities                                                                208
  Due to general partner                                                           233
  Mortgage notes payable                                                        31,179

Partners' (Deficiency) Capital
  General partners                                               $ (931)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                (5,644)       (6,574)
                                                                              $ 25,826

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                          2003          2002          2003        2002
Revenues:
  Rental income                          $ 1,842       $ 2,018      $ 3,595      $ 3,953
  Other income                               156           189          405          347
  Casualty gain                               38            --           38           --
      Total revenues                       2,036         2,207        4,038        4,300

Expenses:
  Operating                                1,076           820        1,955        1,648
  General and administrative                  23            20           71           42
  Depreciation                               460           368          919          853
  Interest                                   289           440          669          850
  Property taxes                             248           272          621          501
       Total expenses                      2,096         1,920        4,235        3,894

Net (loss) income                         $ (60)        $ 287        $ (197)      $ 406

Net (loss) income allocated to
  general partners (2%)                   $ (1)          $ 6          $ (4)        $ 8
Net (loss) income allocated to
  limited partner (98%)                      (59)          281         (193)         398

                                          $ (60)        $ 287        $ (197)      $ 406
Per assignee unit:
Net (loss) income                        $ (2.50)      $ 11.93      $ (8.19)     $ 16.89

Distribution per assignee unit           $395.36       $ 39.05      $446.81      $ 54.12

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Assignee   General       Assignor       Assignee
                                    Units    Partners  Limited Partner  Unit Holders     Total

Partners' (deficiency) capital
  at December 31, 2002              23,558    $ (927)        $ 1           $ 5,075      $ 4,149

Distributions to partners               --        --            --         (10,526)     (10,526)

Net loss for the six months
  ended June 30, 2003                   --        (4)           --            (193)        (197)

Partners' (deficiency) capital
  at June 30, 2003                  23,558    $ (931)        $ 1           $(5,644)     $(6,574)

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                     2003         2002
Cash flows from operating activities:
  Net (loss) income                                                 $ (197)       $ 406
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                       919          853
     Amortization of loan costs                                          29           34
     Casualty gain                                                      (38)          --
     Loss on early extinguishment of debt                                 6           --
     Changes in assets and liabilities:
      Receivables and deposits                                          450         (153)
      Other assets                                                     (171)         (56)
      Accounts payable                                                  109         (159)
      Tenant security deposits                                            8          (25)
      Due to general partner                                         (1,382)         130
      Accrued property tax                                              327          120
      Other liabilities                                                 (24)          64
          Net cash provided by operating activities                      36        1,214

Cash flows from investing activities:
  Property improvements and replacements                               (256)        (291)
  Net withdrawals from restricted escrows                               230          132
  Insurance proceeds received                                            48           --
          Net cash provided by (used in) investing activities            22         (159)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (200)        (262)
  Repayment of mortgage notes payable                              (15,726)           --
  Distributions to partners                                         (10,526)      (1,275)
  Loan cost paid                                                       (514)          --
  Proceeds from mortgage notes payable                               27,060           --
  Repayment of loan from affiliate                                     (385)        (199)
  Advances from affiliate                                               385           --
          Net cash provided by (used in) financing activities            94       (1,736)

Net increase (decrease) in cash and cash equivalents                    152         (681)
Cash and cash equivalents at beginning of period                      1,413        1,001

Cash and cash equivalents at end of period                          $ 1,565       $ 320

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 672        $ 804

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

During the six months ended June 30, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Total property management fees of approximately $234,000 and $217,000 for the six months ended June 30, 2003 and 2002, respectively, were charged to expense and are included in operating expense on the consolidated statements of operations. Property management fees of approximately $94,000 and $85,000 for the six months ended June 30, 2003 and 2002, respectively, have been deferred. During the six months ended June 30, 2003, these distribution preferences were met with the refinancing of Fairlane East Apartments, The Landings Apartments, and Raven Hill Apartments and approximately $1,210,000 of the previously subordinated fees were paid. The cumulative deferred management fees as of June 30, 2003 totaled approximately $233,000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $48,000 and $21,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $14,000 for the six months ended June 30, 2002. No such fees were charged during the same period in 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, during the six months ended June 30, 2003, the Managing General Partner advanced approximately $385,000 to the Partnership to cover fees associated with the refinancings of three of the investment properties. The entire amount was repaid during the same period. During the six months ended June 30, 2002, the Partnership repaid advances of approximately $199,000. Interest was charged at the prime rate plus 2% and amounted to approximately $3,000 and $4,000 for the six months ended June 30, 2003 and 2002, respectively.

In connection with the May 2003 refinancings of Fairlane East, The Landings and Raven Hill Apartments, the Partnership paid approximately $135,000 to the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets. The loan costs are amortized over the lives of the respective mortgages.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $136,000 and $165,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Notes Payable

On May 8, 2003, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the first mortgage of approximately $8,578,000 with a new mortgage of $11,480,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $71,000 are due monthly until the loan matures in May 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $187,000.

On May 8, 2003, the Partnership refinanced the mortgage encumbering The Landings Apartments. The refinancing replaced the first mortgage of approximately $2,828,000 with a new mortgage of $3,370,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $21,000 are due monthly until June 2008 at which time a balloon payment of approximately
$2,772,000 will be due. Total capitalized loan costs were approximately $101,000. The Partnership recognized a loss on early extinguishment of debt of approximately $6,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties. This amount is included in interest expense.

On May 8, 2003, the Partnership refinanced the mortgage encumbering Raven Hill Apartments. The refinancing replaced the first mortgage of approximately $4,320,000 with a new mortgage of $12,210,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $75,000 are due monthly until June 2008 at which time a balloon payment of approximately
$10,083,000  will  be due.  Total  capitalized  loan  costs  were  approximately
$226,000.

Note D -Casualty Gain

In April 2001, The Landings Apartments incurred damages to its buildings as a result of a fire. During 2002, net fixed assets of approximately $62,000 were written off and proceeds of approximately $300,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $238,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the six months ended June 30, 2003, the Partnership received additional proceeds of approximately $48,000 and wrote off additional undepreciated assets of approximately $10,000. As a result, the Partnership recognized a casualty gain of $38,000 during the six months ended June 30, 2003.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      The Landings Apartments (1)                   88%        93%
        Indianapolis, Indiana
      Shadow Oaks Apartments                        96%        95%
        Tampa, Florida
      Raven Hill Apartments (2)                     89%        92%
        Burnsville, Minnesota
      Fairlane East Apartments                      88%        90%
        Dearborn, Michigan

(1) The Managing General Partner attributes the decrease in average occupancy at The Landings Apartments to an increase in unemployment in the area and to an increase in home purchases due to favorable interest rates.

(2) The Managing General Partner attributes the decrease in average occupancy at Raven Hill Apartments to an increase in home purchases and to increased competition from newer properties in the area.

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2003 was approximately $60,000 and $197,000 respectively, as compared to net income for the three and six month periods ended June 30, 2002 of approximately $287,000 and $406,000 respectively. The decrease in net income for the three and six months ended June 30, 2003 is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for the six months ended June 30, 2003 was due to a decrease in rental income partially offset by an increase in other income and the recognition of a casualty gain. For the three months ended June 30, 2003, both rental income and other income decreased from the same period in 2002. These decreases were partially offset by the recognition of a casualty gain in 2003. For both the three and six months ended June 30, 2003, rental income decreased due to a decrease in average occupancy at three of the Partnership's properties and an increase in bad debt expense, rental concessions and promotions at all of the Partnership's properties. For the six months ended June 30, 2003, other income increased due to an increase in lease cancellation fees and late charges at all of the Partnership's properties. For the three months ended June 30, 2003, other income decreased due to a decrease in utilities reimbursements at Fairlane East.

In April 2001, The Landings Apartments incurred damages to its buildings as a result of a fire. During 2002, net fixed assets of approximately $62,000 were written off and proceeds of approximately $300,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $238,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the six months ended June 30, 2003, the Partnership received additional proceeds of approximately $48,000 and wrote off additional undepreciated assets of approximately $10,000. As a result, the Partnership recognized a casualty gain of $38,000 during the six months ended June 30, 2003.

Total expenses increased for the six months ended June 30, 2003 due to an increase in operating expenses, depreciation and property tax expense offset by a decrease in interest expense. Total expenses increased for the three months ended June 30, 2003 due to an increase in operating and depreciation expenses offset by a decrease in interest expense. Operating expenses increased for both periods due to an increase in advertising and leasing promotions, utilities, and contract labor, primarily at Raven Hill and Fairlane East. Depreciation expense for both periods increased primarily at The Landings and Raven Hill due to assets placed in service in the last 12 months. Interest expense decreased for both periods due to the refinancings in November 2002 and May 2003 of the mortgages on all of the investment properties, which resulted in lower interest rates. Property tax expense increased for the six months ended June 30, 2003 due to an adjustment of property tax accruals for the Partnership's investment property located in Michigan.

Included in general and administrative expense for the three and six months ended June 30, 2003 and 2002 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $1,565,000 compared to approximately $320,000 at June 30, 2002. Cash and cash equivalents increased approximately $152,000 for the six months ended June 30, 2003 due to approximately $94,000 of cash provided by financing activities, approximately $36,000 of cash provided by operating activities and approximately $22,000 of cash provided by investing activities. Cash provided by financing activities consisted of proceeds from refinancing the mortgages at three of the Partnership's properties and loans from the Managing General Partner partially offset by distributions to the partners, the repayment of the existing mortgage notes, the repayment of advances from the Managing General Partner, principal payments on mortgage notes and new loan costs associated with the refinancings. Cash provided by investing activities consisted of the refund of restricted escrows maintained by the former mortgage lender and insurance proceeds received partially offset by net property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

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

The Landings Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $44,000 of capital improvements at The Landings Apartments, consisting primarily of floor covering replacements and water heaters. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $9,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, pool upgrades and breezeway painting. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Shadow Oaks Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $39,000 of capital improvements at Shadow Oaks Apartments, consisting primarily of floor covering and air conditioning replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, cabinet, countertop, HVAC and appliance replacements and stairway railings. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Raven Hill Apartments

During the six months ended June 30 2003, the Partnership completed approximately $86,000 of capital improvements at Raven Hill Apartments, consisting primarily of fitness equipment and floor covering, appliance, and HVAC replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $56,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements and swimming pool improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $87,000 of capital improvements at Fairlane East Apartments, consisting primarily of floor covering, appliance, HVAC and electrical breaker replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $7,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 8, 2003, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the first mortgage of approximately $8,578,000 with a new mortgage of $11,480,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $71,000 are due monthly until the loan matures in May 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $187,000.

On May 8, 2003, the Partnership refinanced the mortgage encumbering The Landings Apartments. The refinancing replaced the first mortgage of approximately $2,828,000 with a new mortgage of $3,370,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $21,000 are due monthly until June 2008 at which time a balloon payment of approximately
$2,772,000 will be due. Total capitalized loan costs were approximately $101,000. The Partnership recognized a loss on early extinguishment of debt of approximately $6,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties. This amount is included in interest expense.

On May 8, 2003, the Partnership refinanced the mortgage encumbering Raven Hill Apartments. The refinancing replaced the first mortgage of approximately $4,320,000 with a new mortgage of $12,210,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $75,000 are due monthly until June 2008 at which time a balloon payment of approximately
$10,083,000  will  be due.  Total  capitalized  loan  costs  were  approximately
$226,000.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $31,179,000 is amortized over 20 years with balloon payments of approximately $3,639,000 due in 2007 and approximately $12,855,000 due in 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                     Six Months      Per Limited        Six Months       Per Limited
                       Ended         Partnership          Ended          Partnership
                   June 30, 2003         Unit         June 30, 2002          Unit

Refinance (1)         $ 9,314          $395.36             $ --              $ --
Operations              1,212            51.45             1,275             54.12
                      $10,526          $446.81           $ 1,275           $ 54.12

(1) From the refinancing of Fairlane East Apartments, Raven Hill Apartments and The Landings Apartments in May 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,627 limited partnership assignee units (the "Units") in the Partnership representing 57.84% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.84% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 3.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3.1, Amended and Restated Agreement and Certificate of Limited Partnership (incorporated by reference to Exhibit A of the Prospectus of the Partnership, dated May 24, 1985).

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

                  Current report on Form 8-K dated May 8, 2003 and filed on May 23, 2003 disclosing the refinancing of mortgages for The Landings Apartments, Raven Hill Apartments, and Fairlane East Apartments.

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


                              Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Oxford Residential Properties I;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Oxford Residential Properties I;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.