Form 10QSB
period 2003-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2003-11-13
CIK 744786

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                 For the quarterly period ended September 30, 2003


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003

Assets
  Cash and cash equivalents                                                   $ 1,919
  Receivables and deposits                                                         260
  Restricted escrows                                                               114
  Other assets                                                                     828
  Investment properties:
   Land                                                         $ 3,681
   Buildings and improvements                                     42,949
                                                                  46,630
   Less accumulated depreciation                                 (23,976)       22,654
                                                                              $ 25,775
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                             $ 119
  Tenant security deposits                                                         164
  Accrued taxes                                                                    449
  Other liabilities                                                                229
  Due to general partner                                                           267
  Mortgage notes payable                                                        30,937

Partners' (Deficiency) Capital
  General partners                                               $ (927)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                (5,464)       (6,390)
                                                                              $ 25,775

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended         Nine Months Ended
                                            September 30,              September 30,
                                          2003          2002          2003        2002
Revenues:
  Rental income                          $ 1,840       $ 2,022      $ 5,435      $ 5,975
  Other income                               225           219          630          566
  Casualty gain                               --            --           38           --
      Total revenues                       2,065         2,241        6,103        6,541

Expenses:
  Operating                                  913           738        2,868        2,386
  General and administrative                  31            46          102           88
  Depreciation                               432           402        1,351        1,255
  Interest                                   308           403          977        1,253
  Property taxes                             197           279          818          780
       Total expenses                      1,881         1,868        6,116        5,762

Net income (loss)                         $ 184         $ 373        $ (13)       $ 779

Net income allocated to general
  partners (2%)                            $ 4           $ 7          $ --        $ 16
Net income (loss) allocated to
  limited partner (98%)                      180           366          (13)         763

                                          $ 184         $ 373        $ (13)       $ 779
Per assignee unit:
  Net income (loss)                      $ 7.64        $ 15.54      $ (0.55)     $ 32.39

Distribution per assignee unit            $ --          $ --        $446.81      $ 54.12

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Assignee   General       Assignor       Assignee
                                    Units    Partners  Limited Partner  Unit Holders     Total

Partners' (deficiency) capital
  at December 31, 2002              23,558    $ (927)        $ 1           $ 5,075      $ 4,149

Distributions to partners               --        --            --         (10,526)     (10,526)

Net loss for the nine months
  ended September 30, 2003              --        --            --             (13)         (13)

Partners' (deficiency) capital
  at September 30, 2003             23,558    $ (927)        $ 1          $ (5,464)    $ (6,390)


            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     2003         2002
Cash flows from operating activities:
  Net (loss) income                                                  $ (13)       $ 779
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     1,351        1,255
     Amortization of loan costs                                          44           39
     Casualty gain                                                      (38)          --
     Loss on early extinguishment of debt                                 6           --
     Changes in assets and liabilities:
      Receivables and deposits                                          509         (222)
      Other assets                                                     (167)           2
      Accounts payable                                                   61         (183)
      Tenant security deposits                                           16          (29)
      Due to general partner                                         (1,348)         191
      Accrued property tax                                              319          153
      Other liabilities                                                  (3)          73
          Net cash provided by operating activities                     737        2,058

Cash flows from investing activities:
  Property improvements and replacements                               (361)        (511)
  Net withdrawals from restricted escrows                               230          170
  Insurance proceeds received                                            48           --
          Net cash used in investing activities                         (83)        (341)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (442)        (398)
  Repayment of mortgage notes payable                               (15,726)          --
  Distributions to partners                                         (10,526)      (1,275)
  Loan costs paid                                                      (514)          --
  Proceeds from mortgage notes payable                               27,060           --
  Advances from affiliate                                               385           --
  Repayment of advances from affiliate                                 (385)        (199)
          Net cash used in financing activities                        (148)      (1,872)

Net increase (decrease) in cash and cash equivalents                    506         (155)
Cash and cash equivalents at beginning of period                      1,413        1,001

Cash and cash equivalents at end of period                          $ 1,919       $ 846

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 980       $ 1,197
Supplemental disclosure of non-cash information:
  Fixed assets in accounts payable                                   $ --         $ 357

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

During the nine months ended September 30, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Limited Partners or Assignee Unit Holders are achieved. Total property management fees of approximately $344,000 and $327,000 for the nine months ended September 30, 2003 and 2002, respectively, were charged to expense and are included in operating expense on the consolidated statements of operations. Property management fees of approximately $138,000 and $127,000 for the nine months ended September 30, 2003 and 2002, respectively, have been deferred. During the nine months ended September 30, 2003, these distribution preferences were met with the refinancing of Fairlane East Apartments, The Landings Apartments, and Raven Hill Apartments and
approximately $1,210,000 of the previously subordinated fees were paid. The cumulative deferred management fees as of September 30, 2003 totaled approximately $267,000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $74,000 and $51,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $16,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2003, the Managing General Partner advanced approximately $385,000 to the Partnership to cover fees associated with the refinancings of three of the investment properties. The entire amount was repaid during the same period. During the nine months ended September 30, 2002, the Partnership repaid advances of approximately $199,000. Interest was charged at the prime rate plus 2% and amounted to approximately $3,000 and $4,000 for the nine months ended September 30, 2003 and 2002, respectively.

In connection with the May 2003 refinancings of Fairlane East, The Landings and Raven Hill Apartments, the Partnership paid approximately $135,000 to the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets. The loan costs are amortized over the lives of the respective mortgages.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $136,000 and $165,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D -Casualty Gain

In April 2001, The Landings Apartments incurred damages to its buildings as a result of a fire. During 2002, net fixed assets of approximately $62,000 were written off and proceeds of approximately $300,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $238,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the nine months ended September 30, 2003, the Partnership received additional proceeds of approximately $48,000 and wrote off additional undepreciated assets of approximately $10,000. As a result, the Partnership recognized a casualty gain of approximately $38,000 during the nine months ended September 30, 2003.

Note E - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      The Landings Apartments (1)                   89%        94%
        Indianapolis, Indiana
      Shadow Oaks Apartments                        95%        95%
        Tampa, Florida
      Raven Hill Apartments (2)                     90%        93%
        Burnsville, Minnesota
      Fairlane East Apartments (1)                  89%        92%
        Dearborn, Michigan

(1) The Managing General Partner attributes the decrease in average occupancy at The Landings Apartments and Fairlane East Apartments to an increase in unemployment in the area and to an increase in home purchases due to favorable interest rates.

(2) The Managing General Partner attributes the decrease in average occupancy at Raven Hill Apartments to an increase in home purchases and to increased competition from newer properties in the area.

Results of Operations

The  Partnership's  net  income  (loss)  for the  three  and nine  months  ended
September 30, 2003 was approximately $230,000 and ($13,000) respectively, compared to net income for the three and nine month periods ended September 30, 2002 of approximately $373,000 and $779,000 respectively. The decrease in net income for the three month period is due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in net income for the nine month period is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for both the three and nine months ended September 30, 2003 was due to a decrease in rental income partially offset by an increase in other income. The decrease in total revenues for the nine month period was also offset by the recognition of a casualty gain in 2003. Rental income decreased due to a decrease in average occupancy at three of the
Partnership's properties and an increase in bad debt expense, rental concessions, and promotions at all of the Partnership's properties. Other income increased due to an increase in lease cancellation fees and late charges at all of the Partnership's properties.

In April 2001, The Landings Apartments incurred damages to its buildings as a result of a fire. During 2002, net fixed assets of approximately $62,000 were written off and proceeds of approximately $300,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $238,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the nine months ended September 30, 2003, the Partnership received additional proceeds of approximately $48,000 and wrote off additional undepreciated assets of approximately $10,000. As a result, the Partnership recognized a casualty gain of approximately $38,000 during the nine months ended September 30, 2003.

Total expenses increased for the nine months ended September 30, 2003 due to increases in operating expenses, depreciation and property tax expense offset by a decrease in interest expense. Total expenses increased for the three months ended September 30, 2003 due to increases in operating and depreciation expenses partially offset by decreases in interest and property tax expenses. Operating expenses increased for both periods due to increases in advertising and leasing promotions, utilities, and contract labor, primarily at Raven Hill and Fairlane East Apartments. Depreciation expense for both periods increased due to assets placed in service during the last twelve months. Interest expense decreased for both periods due to the refinancings in November 2002 and May 2003 of the mortgages encumbering all of the investment properties, which resulted in lower interest rates. Property tax expense increased for the nine months ended September 30, 2003 due to an adjustment of property tax accruals for the Partnership's investment property located in Michigan. For the three month period, property tax expense decreased due to a decrease in the tax rate for Raven Hill Apartments.

Included in general and administrative expense for the three and nine months ended September 30, 2003 and 2002 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $1,919,000 compared to approximately $846,000 at September 30, 2002. Cash and cash equivalents increased approximately $506,000 for the nine months ended September 30, 2003 due to approximately $737,000 of cash provided by operating activities partially offset by approximately $148,000 of cash used in financing activities and approximately $83,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to the partners, the repayment of the existing mortgage notes encumbering three of the investment properties, the repayment of advances from an affiliate, principal payments made on the mortgages encumbering all of the investment properties, and new loan costs associated with the refinancings partially offset by proceeds from refinancing the mortgages on three of the investment properties and advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by the refund of restricted escrows maintained by the former mortgage lender and insurance proceeds received. The Partnership invests its working capital in interest bearing accounts.

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

The Landings Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $58,000 of capital improvements at The Landings Apartments, consisting primarily of floor covering replacements and water heater upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $5,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Shadow Oaks Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $58,000 of capital improvements at Shadow Oaks Apartments, consisting primarily of floor covering and air conditioning replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $21,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, cabinet, countertop, HVAC and appliance replacements and stairway railings. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Raven Hill Apartments

During the nine months ended September 30 2003, the Partnership completed approximately $130,000 of capital improvements at Raven Hill Apartments, consisting primarily of fitness equipment, plumbing fixtures, and cabinet, floor covering, appliance, and HVAC replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $12,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements and swimming pool improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $115,000 of capital improvements at Fairlane East Apartments, consisting primarily of floor covering, appliance, HVAC and electrical breaker replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $27,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, pool upgrades and breezeway painting. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering Fairlane East Apartments. The refinancing replaced the first mortgage of approximately $8,578,000 with a new mortgage of $11,480,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $71,000 are due monthly until the loan matures in May 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $187,000.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering The Landings Apartments. The refinancing replaced the first mortgage of approximately $2,828,000 with a new mortgage of $3,370,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $21,000 are due monthly until June 2008 at which time a balloon payment of approximately $2,772,000 will be due. Total capitalized loan costs were approximately $101,000. The Partnership recognized a loss on early extinguishment of debt of approximately $6,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties. This amount is included in interest expense.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering Raven Hill Apartments. The refinancing replaced the first mortgage of approximately $4,320,000 with a new mortgage of $12,210,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $75,000 are due monthly until June 2008 at which time a balloon payment of approximately $10,083,000 will be due. Total capitalized loan costs were approximately $226,000.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the investment properties of approximately $30,937,000 is amortized over 20 years with balloon payments of approximately $3,639,000 due in 2007 and approximately $12,855,000 due in 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                      Per Limited                         Per Limited
                  Nine Months Ended   Partnership    Nine Months Ended    Partnership
                  September 30, 2003      Unit       September 30, 2002       Unit

Refinance (1)          $ 9,314          $395.36             $ --              $ --
Operations               1,212            51.45             1,275             54.12
                       $10,526          $446.81           $ 1,275           $ 54.12

(1) From the refinancings of Fairlane East Apartments, Raven Hill Apartments and The Landings Apartments in May 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,627 limited partnership assignee units (the "Units") in the Partnership representing 57.84% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.84% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                             Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.