Form 10KSB
period 2003-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2004-03-30
CIK 744786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended December 31, 2003


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

                                 Assignee Units
                                (Title of class)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $6,740,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

                                     PART I

Item 1.     Description of Business

Oxford Residential Properties I Limited Partnership (the "Partnership" or the "Registrant") was formed on January 19, 1984, under the Maryland Revised Uniform Limited Partnership Act to acquire, own and operate residential properties. The General Partners of the Partnership are Oxford Residential Properties I Corporation and Oxford Fund I Limited Partnership. Oxford Residential Properties I Corporation serves as the managing general partner (the "Managing General Partner") and Oxford Fund I Limited Partnership serves as the Associated General Partner. The Partnership sold $25,714,000 of Assignee Units in a public offering that concluded on October 18, 1985. The net offering proceeds were used to acquire residential properties. Effective September 20, 2000, Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, acquired a 100% ownership interest in the Managing General Partner's sole shareholder.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                 Date of
Properties                       Purchase         Type of Ownership           Use

The Landings Apartments          10/31/84    Fee ownership, subject to   Apartment
  Indianapolis, Indiana                      first mortgage              150 units

Shadow Oaks Apartments (1)       02/07/85    Fee ownership, subject to   Apartment
  Tampa, Florida                             first mortgage              200 units

Raven Hill Apartments            12/24/86    Fee ownership, subject to   Apartment
  Burnsville, Minnesota                      first mortgage              304 units

Fairlane East Apartments         12/23/85    Fee ownership, subject to   Apartment
  Dearborn, Michigan                         first mortgage              244 units

(1) This property was sold in January 2004. In accordance with Statement of Financial Accounting Standards No. 144, the assets and liabilities of the property have been classified as held for sale at December 31, 2003 and the operations of the property have been shown as income from discontinued operations for the years ended December 31, 2003 and 2002.

On January 30, 2004, the Partnership sold Shadow Oaks Apartments to an unrelated third party for approximately $8,620,000. After payment of closing costs, the gain on the sale of Shadow Oaks Apartments was approximately $3,592,000. Shadow Oaks Apartments had revenues of approximately $1,367,000 and $1,390,000 and net income of approximately $215,000 and $142,000 for the years ended December 31, 2003 and 2002, respectively. As a result of the transaction and after repayment of the mortgage note payable, net sales proceeds of approximately $4,147,000 were distributed to the investors.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                        Gross
                       Carrying    Accumulated                             Federal
Properties              Value      Depreciation     Rate      Method      Tax Basis
                           (in thousands)                              (in thousands)
The Landings           $ 6,531       $ 3,163      5-30 yrs     S/L         $ 1,296
Raven Hill              14,155         7,593      5-30 yrs     S/L             669
Fairlane East           16,743         8,853      5-30 yrs     S/L           2,934

       Totals          $37,429       $19,609                               $ 4,899

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"  for  a  description  of  the   Partnership's   capitalization   and
depreciation policies.

The gross carrying value and accumulated depreciation of Shadow Oaks Apartments, which was sold subsequent to December 31, 2003, was approximately $9,301,000 and $4,802,000, respectively. These amounts are included in assets held for sale at December 31, 2003.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                       Principal                                          Principal
                      Balance At       Stated                              Balance
                     December 31,     Interest    Period    Maturity        Due At
Properties               2003           Rate    Amortized     Date       Maturity (1)
                    (in thousands)                                      (in thousands)

The Landings            $ 3,316        4.21%      20 yrs    06/01/23         $  --
Raven Hill               12,013        4.21%      20 yrs    06/01/23            --
Fairlane East            11,295        4.21%      20 yrs    06/01/23            --

      Totals            $26,624                                              $  --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On November 1, 2002, the Partnership refinanced the mortgage encumbering Shadow Oaks Apartments. The refinancing replaced the existing mortgage of approximately $2,980,000 with a new mortgage in the amount of $4,160,000. Total capitalized loan costs were approximately $111,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $13,000 during the year ended December 31, 2002, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid. This amount is included in income from discontinued operations. The principal balance of the loan, approximately $4,069,000 at December 31, 2003, is included in liabilities related to assets held for sale on the accompanying consolidated balance sheet and was repaid subsequent to December 31, 2003 (see "Item 7. Financial Statements, Note H - Subsequent Event).

Initially the November 1, 2002 refinancing of Shadow Oaks Aparmtents was under an interim credit facilty ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Shadow Oaks Apartments was required to make interest-only payments. The first month's interest rate of Shadow Oaks Apartments was 1.9%.

During December 2002, the loan on Shadow Oaks Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity date of September 1, 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collaterilized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be repaid without penalty.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering Fairlane East Apartments. The refinancing replaced the first mortgage of approximately $8,578,000 with a new mortgage of $11,480,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $71,000 are due monthly until the loan matures in June 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $187,000.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering The Landings Apartments. The refinancing replaced the first mortgage of approximately $2,828,000 with a new mortgage of $3,370,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $21,000 are due monthly until the loan matures in June 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $101,000. The Partnership recognized a loss on early extinguishment of debt of approximately $6,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties. This amount is included in interest expense.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering Raven Hill Apartments. The refinancing replaced the first mortgage of approximately $4,320,000 with a new mortgage of $12,210,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $75,000 are due monthly until the loan matures in June 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $226,000.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                                Average Annual               Average Annual
                                 Rental Rates                  Occupancy
                                  (per unit)
Properties                   2003            2002          2003          2002

The Landings (1)            $ 7,794        $ 8,027          90%          93%
Raven Hill                   10,283         10,063          91%          93%
Fairlane East (2)            13,175         13,294          89%          92%

(1) The Managing General Partner attributes the decrease in occupancy to an increase in standards used to evaluate tenants and competition from lower priced rental units in the local market area.

(2) The Managing General Partner attributes the decrease in occupancy to an increase in unemployment in the area and to an increase in home purchases due to favorable interest rates.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                             2003               2003
                                            Billing             Rate
                                        (in thousands)

       The Landings Apartments               $ 84              1.49%
       Raven Hill Apartments                   318             2.26%
       Fairlane East Apartments                314             4.91%

Capital Improvements

The Landings Apartments

For 2003, the Partnership completed approximately $72,000 of capital improvements at The Landings Apartments consisting primarily of building improvements and water heater and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $83,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Shadow Oaks Apartments

For 2003, the Partnership completed approximately $66,000 of capital improvements at Shadow Oaks Apartments consisting primarily of air conditioning upgrades and floor covering replacements. These improvements were funded from operating cash flow. On January 30, 2003, Shadow Oaks Apartments was sold to an unrelated third party.

Raven Hill Apartments

For 2003, the Partnership completed approximately $195,000 of capital improvements at Raven Hill Apartments consisting primarily of air conditioning units, plumbing fixtures, swimming pool upgrades, HVAC replacements, fitness equipment, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $167,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

For 2003, the Partnership completed approximately $128,000 of capital improvements at Fairlane East Apartments consisting primarily of HVAC replacements and appliance and floor covering replacements, and electrical upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $112,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2003.

                                     PART II

Item 5.  Market  for  the   Registrant's   Partnership   Interests  and  Related
         Partnership Matters

The Partnership originally issued 25,714 Assignee Units and through December 31, 2003, had redeemed a total of 2,156 Assignee Units, ranging in price from $332 to $600 per Assignee Unit. As of December 31, 2003, there were 749 holders of record owning an aggregate of 23,558 Assignee Units outstanding. Affiliates of the Managing General Partner owned 13,637 Assignee Units or 57.89% at December 31, 2003. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                      Year Ended      Per Assignee      Year Ended       Per Assignee
                  December 31, 2003       Unit       December 31, 2002       Unit

Operations (1)         $ 2,482          $ 51.45           $ 1,275          $ 54.12
Refinance (2)            9,314           395.36             1,047            44.44
Total                  $11,796          $446.81           $ 2,322          $ 98.56

(1) Approximately $1,212,000 was distributed to the limited partners. In accordance with the Partnership Agreement, approximately $1,270,000 was distributed to the Managing General Partner once certain distribution preferences to the limited partners were met.

(2) From the refinancings of Fairlane East, The Landings, and Raven Hill Apartments in May 2003 and the refinancing of Shadow Oaks Apartments in November 2002.

Subsequent to December 31, 2003, approximately $4,147,000, or $176.03 per assignee partnership unit, was distributed to the limited partners related to the sale of Shadow Oaks Apartments.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the year 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,637 assignee units (the "Units") in the Partnership representing 57.89% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire up to 9,921 Units for a purchase price of $271.00 per Unit. Subsequent to December 31, 2003, AIMCO Properties, L.P. extended the expiration date of the offer to March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.89% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003, was approximately $22,000 compared to net income of approximately $1,175,000 for the year ended December 31, 2002. The decrease in net income for the year ended December 31, 2003 is due to a decrease in total revenue and an increase in total expenses partially offset by an increase in income from discontinued operations. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Shadow Oaks Apartments as income from discontinued operations (see "Item 7. Financial Statements, Note H - Subsequent Event").

On January 30, 2004, the Partnership sold Shadow Oaks Apartments to an unrelated third party for approximately $8,620,000. After payment of closing costs, the gain on the sale of Shadow Oaks Apartments was approximately $3,592,000. Shadow Oaks Apartments had revenues of approximately $1,367,000 and $1,390,000 and net income of approximately $215,000 and $142,000 for the years ended December 31, 2003 and 2002, respectively. As a result of the transaction and after repayment of the mortgage note payable, net sales proceeds of approximately $4,147,000 were distributed to the investors.

Excluding the discontinued operations, loss from continuing operations for the year ended December 31, 2003 was approximately $193,000 compared to income fron continuing operations of approximately $1,033,000 for the year ended December 31, 2002. The decrease in income from continuing operations is due to a decrease in total revenue and an increase in total expenses. Total revenue decreased due to a decrease in rental income and a decrease in casualty gains recognized in 2003 partially offset by an increase in other income. Rental income decreased due to a decrease in average occupancy and an increase in concessions at the three investment properties and increased bad debt expense at Raven Hill and Fairlane East Apartments. Other income increased due to increased late charges and lease cancellation fees at Fairlane East Apartments partially offset by a decrease in late charges at The Landings Apartments.

During 2002, a net casualty gain of approximately $24,000 was recorded at Fairlane East Apartments due to frozen pipes. This gain was the result of the receipt of approximately $34,000 of insurance proceeds and the write off of the net book value of the destroyed assets totaling approximately $10,000.

In April 2001, The Landings Apartments incurred damages to its buildings as a result of a fire. During 2002, net fixed assets of approximately $62,000 were written off and proceeds of approximately $300,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $238,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the year ended December 31, 2003, the Partnership received additional proceeds of approximately $48,000 and wrote off additional undepreciated assets of approximately $10,000. As a result, the Partnership recognized a casualty gain of approximately $38,000 during the year ended December 31, 2003.

Total expenses increased for the year ended December 31, 2003 due to an increase in operating expenses partially offset by a decrease in interest expense. Operating expenses increased due to increases in advertising and leasing promotions, utilities, and contract labor, primarily at Raven Hill and Fairlane East Apartments. Interest expense decreased due to the refinancings in May 2003 of the mortgages encumbering three of the investment properties, which resulted in lower interest rates.

Included in general and administrative expense for the years ended December 31, 2003 and 2002, are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $790,000 compared to approximately $1,413,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $623,000 is due to approximately $1,662,000 and $183,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,222,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments on the mortgages encumbering the Partnership's properties, repayment of the mortgages encumbering The Landings, Raven Hill and Fairlane East Apartments, payment of loan costs resulting from the refinancings of The Landings, Raven Hill and Fairlane East Apartments and payment of advances from the Managing General Partner partially offset by the proceeds of the new mortgage loans encumbering The Landings, Raven Hill and Fairlane East Apartments and advances from the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by refunds of restricted escrows maintained by the former mortgage lenders and insurance proceeds resulting from the casualty events at The Landings Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year 2004 and currently expects to budget approximately $384,000. Additional improvements may be considered and will depend on the physical condition of the properties, as well as Partnership reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately
$26,624,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. The mortgage indebtedness of Shadow Oaks Apartments was repaid subsequent to December 31, 2004 (see "Item 7. Financial Statements, Note H - Subsequent Event).

On November 1, 2002, the Partnership refinanced the mortgage encumbering Shadow Oaks Apartments. The refinancing replaced the existing mortgage of approximately $2,980,000 with a new mortgage in the amount of $4,160,000. Total capitalized loan costs were approximately $111,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $13,000 during the year ended December 31, 2002, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid. This amount is included in income from discontinued operations. The principal balance of the loan, approximately $4,069,000 at December 31, 2003, is included in liabilities related to assets held for sale on the accompanying consolidated balance sheet and was repaid subsequent to December 31, 2003 (see "Item 7. Financial Statements, Note H - Subsequent Event).

Initially the November 1, 2002 refinancing of Shadow Oaks Aparmtents was under an interim credit facilty ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Shadow Oaks Apartments was required to make interest-only payments. The first month's interest rate of Shadow Oaks Apartments was 1.9%.

During December 2002, the loan on Shadow Oaks Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity date of September 1, 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collaterilized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be repaid without penalty.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering Fairlane East Apartments. The refinancing replaced the first mortgage of approximately $8,578,000 with a new mortgage of $11,480,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $71,000 are due monthly until the loan matures in June 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $187,000.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering The Landings Apartments. The refinancing replaced the first mortgage of approximately $2,828,000 with a new mortgage of $3,370,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $21,000 are due monthly until the loan matures in June 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $101,000. The Partnership recognized a loss on early extinguishment of debt of approximately $6,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties. This amount is included in interest expense.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering Raven Hill Apartments. The refinancing replaced the first mortgage of approximately $4,320,000 with a new mortgage of $12,210,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $75,000 are due monthly until the loan matures in June 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $226,000.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                      Year Ended      Per Assignee      Year Ended       Per Assignee
                  December 31, 2003       Unit       December 31, 2002       Unit

Operations (1)         $ 2,482          $ 51.45           $ 1,275          $ 54.12
Refinance (2)            9,314           395.36             1,047            44.44
Total                  $11,796          $446.81           $ 2,322          $ 98.56

(1) Approximately $1,212,000 was distributed to the limited partners. In accordance with the Partnership Agreement, approximately $1,270,000 was distributed to the Managing General Partner once certain distribution preferences to the limited partners were met.

(2) From the refinancings of Fairlane East, The Landings, and Raven Hill Apartments in May 2003 and the refinancing of Shadow Oaks Apartments in November 2002.

Subsequent to December 31, 2003, approximately $4,147,000, or $176.03 per assignee unit, was distributed to the limited partners related to the sale of Shadow Oaks Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the year 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,637 assignee units (the "Units") in the Partnership representing 57.89% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire up to 9,921 Units for a purchase price of $271.00 per Unit. Subsequent to December 31, 2003, AIMCO Properties, L.P. extended the expiration date of the offer to March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.89% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements and Supplementary Data

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2003

     Consolidated Statements of Operations - Years Ended December 31, 2003 and 2002

     Consolidated Statements of Partners' (Deficiency) Capital - Years Ended December 31, 2003 and 2002

     Consolidated Statements of Cash Flows - Years Ended December 31, 2003 and 2002

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Oxford Residential Properties I Limited Partnership

We have audited the accompanying consolidated balance sheet of Oxford Residential Properties I Limited Partnership as of December 31, 2003, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership at December 31, 2003, and the consolidated results of its operations and its cash flows each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                            /s/Ernst & Young LLP


Greenville, South Carolina
March 16, 2004

                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)


                                December 31, 2003


Assets
   Cash and cash equivalents                                                  $   790
   Receivables and deposits                                                       327
   Restricted escrows                                                             114
   Other assets                                                                   637
   Investment properties (Notes B, D, and H)
      Land                                                    $ 2,722
      Buildings and related personal property                   34,707
                                                                37,429
      Less accumulated depreciation                            (19,609)        17,820
   Assets held for sale (Note H)                                                4,586

                                                                             $ 24,274
Liabilities and Partners' (Deficency) Capital
Liabilities
   Accounts payable and accrued expenses                                       $ 73
   Tenant security deposits                                                       128
   Accrued property taxes                                                         237
   Other liabilities                                                              359
   Due to Managing General Partner (Note C)                                       386
   Mortgage notes payable (Note B)                                             26,624
   Liabilities related to assets held for sale (Note H)                         4,092

Partners' (Deficency) Capital
   General partners                                           $ (2,197)
   Assignor limited partner                                          1
   Assignee unit holders (25,714 units issued and
      23,558 outstanding)                                       (5,429)        (7,625)

                                                                             $ 24,274

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                               2003            2002
                                                                            (Restated)
Revenues:
  Rental income                                               $ 6,015        $ 6,693
  Other income                                                    687            623
  Gain on casualty events (Note F)                                 38            262
      Total revenues                                            6,740          7,578

Expenses:
  Operating                                                     3,196          2,566
  General and administrative                                      216            212
  Depreciation                                                  1,461          1,460
  Interest                                                      1,165          1,422
  Property taxes                                                  895            885
      Total expenses                                            6,933          6,545

(Loss) income from continuing operations                         (193)         1,033
Income from discontinued operations (Note H)                      215            142

Net income                                                     $ 22          $ 1,175

Net income allocated to general partners (2%)                  $ --            $ 24
Net income allocated to assignee unit holders (98%)                22          1,151

                                                               $ 22          $ 1,175
Per Assignee Unit:
  (Loss) income from continuing operations                    $ (8.03)       $ 42.96
  Income from discontinued operations                            8.96           5.90

Net income                                                    $ 0.93         $ 48.86

Distributions per Assignee Unit                               $446.81        $ 98.56


            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIENCY) CAPITAL
                                 (in thousands)


                                                     Assignor     Assignee
                                        General      Limited        Unit
                                        Partners     Partner      Holders       Total

Partners' (deficiency) capital at
  December 31, 2001                      $ (951)       $ 1        $ 6,246      $ 5,296

Net income for the year ended
  December 31, 2002                          24           --         1,151       1,175

Distributions to Assignee Unit
  Holders                                    --           --        (2,322)     (2,322)

Partners' (deficiency) capital at
  December 31, 2002                        (927)           1         5,075       4,149

Net income for the year ended
  December 31, 2003                          --           --            22          22

Distributions to General Partner
  and Assignee Unit Holders              (1,270)          --       (10,526)    (11,796)

Partners' (deficiency) capital at
  December 31, 2003                     $(2,197)       $ 1        $ (5,429)   $ (7,625)

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2003        2002
Cash flows from operating activities:
  Net income                                                      $ 22       $ 1,175
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                  1,786       1,771
     Amortization of loan costs                                       55          52
     Casualty gain                                                   (38)       (262)
     Loss on early extinguishment of debt                              6          13
     Changes in assets and liabilities:
      Receivables and deposits                                       442        (160)
      Other assets                                                   (74)         79
      Accounts payable                                                15        (185)
      Tenant security deposits                                        14         (22)
      Accrued property tax                                            96         (26)
      Due to Managing General Partner                             (1,229)        365
      Other liabilities                                              127          (2)
          Net cash provided by operating activities                1,222       2,798

Cash flows from investing activities:
  Net withdrawals from restricted escrows                            230         197
  Insurance proceeds                                                  48         334
  Property improvements and replacements                            (461)       (936)
          Net cash used in investing activities                     (183)       (405)

Cash flows from financing activities:
  Distributions to partners                                      (11,796)     (2,322)
  Payments on mortgage notes payable                                (686)       (528)
  Repayment of mortgage notes payable                            (15,726)     (2,980)
  Loan costs paid                                                   (514)       (111)
  Proceeds from mortgage notes payable                            27,060       4,160
  Repayments of loan from affiliate                                 (385)       (200)
  Advances from affiliate                                            385          --
          Net cash used in financing activities                   (1,662)     (1,981)

Net (decrease) increase in cash and cash equivalents                (623)        412

Cash and cash equivalents at beginning of the year                 1,413       1,001

Cash and cash equivalents at end of the year                     $ 790       $ 1,413

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,282      $ 1,594

            See Accompanying Notes to Consolidated Financial Statements


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: Oxford Residential Properties I Limited Partnership (the "Partnership" or "Registrant") is a Maryland limited partnership formed on January 19, 1984, to acquire, own and operate residential properties. The General Partners of the Partnership are Oxford Residential Properties I Corporation and Oxford Fund I Limited Partnership. Oxford Residential Properties I Corporation serves as the managing general partner (the "Managing General Partner") and Oxford Fund I Limited Partnership serves as the Associated General Partner. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2027 unless terminated prior to such date. The Partnership operates four apartment properties located in the United States.

Basis of Presentation: Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Shadow Oaks Apartments as income from discontinued operations (see "Note H - Subsequent Event").

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $756,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2003 approximately $114,000 is held as replacement reserves for certain capital replacements at three of the investment properties.

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

Loan Costs: Loan costs of approximately $502,000, net of accumulated amortization of approximately $14,000, are included in other assets on the accompanying balance sheet and are being amortized by the straight-line method over the life of the loan.

The total amortization expense for the years ended December 31, 2003 and 2002 was approximately $55,000 and $52,000, respectively, and is included in interest expense and income from discontinued operations. Amortization expense is expected to be approximately $26,000 for the years 2004 through 2008.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Partners' (Deficiency) Capital: The Limited Partnership Agreement ("Agreement") provides that net income and net losses from operations for both financial and tax reporting purposes shall be allocated 98% to the Assignee Unit Holders and 2% to the General Partners. For financial reporting purposes, the net income per assignee unit ("Assignee Unit") has been calculated by dividing the portion of the Partnership's net income allocable to Assignee Unit Holders (98%) by the weighted average of Assignee Units outstanding. In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net income amounts per Assignee Unit on the consolidated statements of operations.

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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful like of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $183,000 and $110,000 for the years ended December 31, 2003 and 2002, respectively, are included in operating expense and income from discontinued operations.

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

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                              Principal     Monthly                           Principal
                              Balance At    Payment    Stated                  Balance
                             December 31,  Including  Interest   Maturity      Due At
         Property                2003       Interest    Rate       Date       Maturity
                                 (in thousands)                            (in thousands)

The Landings Apartments        $ 3,316        $ 21      4.21%    06/01/23       $   --
Raven Hill Apartments           12,013          75      4.21%    06/01/23           --
Fairlane East Apartments        11,295          71      4.21%    06/01/23           --

      Total                    $26,624        $167                              $   --

On November 1, 2002, the Partnership refinanced the mortgage encumbering Shadow Oaks Apartments. The refinancing replaced the existing mortgage of approximately $2,980,000 with a new mortgage in the amount of $4,160,000. Total capitalized loan costs were approximately $111,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $13,000 during the year ended December 31, 2002, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid. This amount is included in income from discontinued operations. The principal balance of the loan, approximately $4,069,000 at December 31, 2003, is included in liabilities related to assets held for sale on the accompanying consolidated balance sheet and was repaid subsequent to December 31, 2003 (see "Note H - Subsequent Event).

Initially the November 1, 2002 refinancing of Shadow Oaks Aparmtents was under an interim credit facilty ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Shadow Oaks Apartments was required to make interest-only payments. The first month's interest rate of Shadow Oaks Apartments was 1.9%.

During December 2002, the loan on Shadow Oaks Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity date of September 1, 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collaterilized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be repaid without penalty.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering Fairlane East Apartments. The refinancing replaced the first mortgage of approximately $8,578,000 with a new mortgage of $11,480,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $71,000 are due monthly until the loan matures in June 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $187,000.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering The Landings Apartments. The refinancing replaced the first mortgage of approximately $2,828,000 with a new mortgage of $3,370,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $21,000 are due monthly until the loan matures in June 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $101,000. The Partnership recognized a loss on early extinguishment of debt of approximately $6,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties. This amount is included in interest expense.

On May 8, 2003, the Partnership refinanced the mortgage indebtedness encumbering Raven Hill Apartments. The refinancing replaced the first mortgage of approximately $4,320,000 with a new mortgage of $12,210,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $75,000 are due monthly until the loan matures in June 2023 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $226,000.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004             $   900
                               2005                 939
                               2006                 979
                               2007               1,022
                               2008               1,065
                            Thereafter           21,719
                                                $26,624

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

During the years ended December 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. During the year ended December 31, 2003, these distribution preferences were met with the refinancings of Fairlane East, The Landings and Raven Hill Apartments and approximately $1,210,000 of the previously subordinated fees were paid. Total property management fees of approximately $409,000 and $410,000 for the years ended December 30, 2003 and 2002, respectively, were charged to expense and are included in operating expense and income from discontinued operations on the consolidated statements of operations. Property management fees of approximately $164,000 for both the years ended December 31, 2003 and 2002 have been deferred. The cumulative deferred management fees as of December 31, 2003 totaled approximately $304,000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $182,000 and $168,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $33,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. At December 31, 2003, additional charges for 2003 accountable administrative expenses from an affiliate of the Managing General Partner of approximately $82,000 is included in Due to Affiliate on the accompanying consolidated balance sheet. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note G").

In accordance with the Partnership Agreement, the Managing General Partner loaned approximately $385,000 to the Partnership to cover operational expenses during the year ended December 31, 2003. All of the $385,000 was repaid during the year ended December 31, 2003. In addition, during the year ended December 31, 2002, payments of approximately $200,000 were made on previous advances from the Managing General Partner. Interest on these advances was charged at the prime rate plus 2%. Interest expense was approximately $4,000 and $5,000 for the years ended December 31, 2003 and 2002, respectively. There were no advances due to the Managing General Partner at December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $136,000 and $165,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,637 assignee units (the "Units") in the Partnership representing 57.89% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire up to 9,921 Units for a purchase price of $271.00 per Unit. Subsequent to December 31, 2003, AIMCO Properties, L.P. extended the expiration date of the offer to March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.89% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note D - Investment Properties and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                           Buildings         Cost
                                                          and Related     Capitalized
                                                           Personal      Subsequent to
        Description           Encumbrances      Land       Property       Acquisition
                             (in thousands)                             (in thousands)
The Landings Apartments
  Indianapolis, Indiana         $ 3,316         $ 552       $ 3,594         $ 2,385

Raven Hill Apartments
  Burnsville, Minnesota          12,013           909        11,603           1,643

Fairlane East Apartments
  Dearborn, Michigan             11,295         1,251        11,159           4,333

Totals                          $26,624        $2,712       $26,356         $ 8,361


                      Gross Amount At Which Carried
                           At December 31, 2003
                              (in thousands)

                               Buildings
                                  And
                                Related
                                Personal           Accumulated    Date of      Date    Depreciable
     Description        Land    Property   Total  Depreciation  Construction Acquired  Life-Years
                                                 (in thousands)
The Landings Apartments
 Indianapolis,Indiana   $ 562    $ 5,969   $ 6,531    $ 3,163       1974       10/84      5-30

Raven Hill Apartments
 Burnsville,Minnesota      909    13,246    14,155      7,593       1971       12/86      5-30

Fairlane East Apartments
  Dearborn, Michigan    1,251    15,492    16,743      8,853       1973       12/85      5-30

  Totals               $2,722   $34,707   $37,429    $19,609

The gross carrying value and accumulated depreciation of Shadow Oaks Apartments, which was sold subsequent to December 31, 2003, was approximately $9,301,000 and $4,802,000, respectively. These amounts are included in assets held for sale at December 31, 2003.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                       Years Ended December 31,
                                         2003             2002
                                            (in thousands)
Investment Properties
Balance at beginning of year           $46,298          $45,567
  Property improvements                    461              936
  Assets held for sale                  (9,301)              --
  Disposal of assets                       (29)            (205)
Balance at end of year                 $37,429          $46,298

Accumulated Depreciation
Balance at beginning of year           $22,644          $21,006
  Additions charged to expense           1,786            1,771
  Assets held for sale                  (4,802)              --
  Disposal of assets                       (19)            (133)
Balance at end of year                 $19,609          $22,644

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $36,014,000 and $44,171,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is approximately $31,115,000 and $36,256,000, respectively. Excluded from these amounts for 2003, is approximately $9,076,000 in real estate and approximately $1,514,000 in accumulated depreciation for Federal income tax purposes related to Shadow Oaks Apartments, which is shown as assets held for sale.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2003          2002
Net income as reported                    $  22        $ 1,175
Add (deduct):
  Depreciation differences                   (71)        (415)
  Prepaid rent                                (6)          24
  Casualty gain                              (38)        (259)
  Other                                     (238)          76

Federal taxable (loss) income            $ (331)       $ 601

Federal taxable (loss) income per
  limited partnership unit               $(13.83)     $ 24.97

The tax basis of the Partnership's assets and liabilities is approximately $10,181,000 less than the assets and liabilities as reported in the financial statements.

Note F - Casualty Events

During 2002, a net casualty gain of approximately $24,000 was recorded at Fairlane East Apartments due to frozen pipes. This gain was the result of the receipt of approximately $34,000 of insurance proceeds and the write off of the net book value of the destroyed assets totaling approximately $10,000.

In April 2001, The Landings Apartments incurred damages to its buildings as a result of a fire. During 2002, net fixed assets of approximately $62,000 were written off and proceeds of approximately $300,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $238,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the year ended December 31, 2003, the Partnership received additional proceeds of approximately $48,000 and wrote off additional undepreciated assets of approximately $10,000. As a result, the Partnership recognized a casualty gain of approximately $38,000 during the year ended December 31, 2003.

Note G - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Managing General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Managing General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $82,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Managing General Partner for the year ended December 31, 2003 were approximately $179,000, as compared to the estimated management reimbursements to the Managing General Partner for the year ended December 31, 2003 of approximately $97,000.

Note H - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Note I - Subsequent Event

On January 30, 2004, the Partnership sold Shadow Oaks Apartments to an unrelated third party for approximately $8,620,000. After payment of closing costs, the gain on the sale of Shadow Oaks Apartments was approximately $3,592,000. Shadow Oaks Apartments had revenues of approximately $1,367,000 and $1,390,000 and net income of approximately $215,000 and $142,000 for the years ended December 31, 2003 and 2002, respectively. As a result of the transaction and after repayment of the mortgage note payable, net sales proceeds of approximately $4,147,000 were distributed to the investors.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.  Directors,  Officers,  Promoters and Control  Persons;  Compliance with
         Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The Managing General Partner is Oxford Residential Properties I Corporation. The names and ages of, as well as the position and offices held by, the present director and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Assignee Units of the Partnership as of December 31, 2003.


Entity                                  Number of Units      Percentage

AIMCO Properties, L.P.
  (an affiliate of AIMCO)                   8,640.0            36.68%
ORP Acquisition Partners, L.P.
  (an affiliate of AIMCO)                   4,997.0            21.21%

ORP Acquisition Partners, L.P. is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. During the year ended December 31, 2003, these distribution preferences were met with the refinancings of Fairlane East, The Landings and Raven Hill Apartments and approximately $1,210,000 of the previously subordinated fees were paid. Total property management fees of approximately $409,000 and $410,000 for the years ended December 30, 2003 and 2002, respectively, were charged to expense and are included in operating expense and income from discontinued operations on the consolidated statements of operations. Property management fees of approximately $164,000 for both the years ended December 31, 2003 and 2002 have been deferred. The cumulative deferred management fees as of December 31, 2003 totaled approximately $304,000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $182,000 and $168,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $33,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. At December 31, 2003, additional charges for 2003 accountable administrative expenses from an affiliate of the Managing General Partner of approximately $82,000 is included in Due to Affiliate on the accompanying consolidated balance sheet. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note G").

In accordance with the Partnership Agreement, the Managing General Partner loaned approximately $385,000 to the Partnership to cover operational expenses during the year ended December 31, 2003. All of the $385,000 was repaid during the year ended December 31, 2003. In addition, during the year ended December 31, 2002, payments of approximately $200,000 were made on previous advances from the Managing General Partner. Interest on these advances was charged at the prime rate plus 2%. Interest expense was approximately $4,000 and $5,000 for the years ended December 31, 2003 and 2002, respectively. There were no advances due to the Managing General Partner at December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $136,000 and $165,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,637 assignee units (the "Units") in the Partnership representing 57.89% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire up to 9,921 Units for a purchase price of $271.00 per Unit. Subsequent to December 31, 2003, AIMCO Properties, L.P. extended the expiration date of the offer to March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.89% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the fourth quarter of calendar year 2003:

                  None.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $49,000 and $48,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for both 2003 and 2002 of approximately $13,000.

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


                             Oxford Residential Properties I Limited Partnership


                               By: Oxford Residential Properties I Corporation Managing General Partner


                              By:   /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President


                              By:   /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President
                                    and Chief Accounting Officer


                              Date: March 30, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez                                 Date: March 30, 2004
Peter K. Kompaniez
Director


/s/Martha L. Long                                     Date: March 30, 2004
Martha L. Long
Director and Senior Vice
President


/s/Paul J. McAuliffe                                  Date: March 30, 2004
Thomas M. Herzog
Senior Vice President and
Chief Accounting Officer

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

10.5 Consolidated, Amended and Restated Multifamily Note dated November 1, 2002 between ORP IV Limited Partnership and GMAC Commercial Mortgage Corporation (incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.6 Consolidated, Amended and Restated Multifamily Note dated November 1, 2002 between ORP Four Limited Partnership and GMAC Commercial Mortgage Corporation (incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.7 Guaranty dated November 1, 2002 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation (incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.8 Completion/Repair and Security Agreement dated November 1, 2002 between ORP Four Limited Partnership and GMAC Commercial Mortgage Corporation for the benefit of GMAC Commercial Mortgage Corporation (incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.9        Mortgage  dated  May 7,  2003  between  ORP One  L.L.C.  and  Golden
            American Life Insurance Company (incorporated by reference to the Current Report on Form 8-K dated May 8, 2003 and filed on May 23,
            2003).

10.10 Mortgage, Security Agreement, Financing Statement and Fixture Filing dated May 7, 2003 between ORP Two L.L.C. and Golden American Life Insurance Company (incorporated by reference to the Current Report on Form 8-K dated May 8, 2003 and filed on May 23, 2003).

10.11 Mortgage, Security Agreement, Financing Statement and Fixture Filing dated May 7, 2003 between ORP Three L.L.C. and Golden American Life Insurance Company (incorporated by reference to the Current Report on Form 8-K dated May 8, 2003 and filed on May 23, 2003).

31.1        Certification  of equivalent of Chief Executive  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification  of equivalent of Chief Financial  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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


Date:  March 30, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Oxford  Residential
                                    Properties I Corporation,  equivalent of the
                                    chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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


Date:  March 30, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer of Oxford  Residential  Properties I
                                    Corporation,   equivalent   of   the   chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Yearly Report on Form 10-KSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 30, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.