Form 10QSB
period 2004-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2004-05-13
CIK 744786

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2004


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
  Cash and cash equivalents                                                    $ 552
  Receivables and deposits                                                         194
  Restricted escrows                                                               109
  Other assets                                                                     770
  Investment properties:
   Land                                                         $ 2,722
   Buildings and improvements                                     34,757
                                                                  37,479
   Less accumulated depreciation                                 (19,969)       17,510
                                                                              $ 19,135
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                             $ 167
  Tenant security deposits                                                         125
  Accrued taxes                                                                    290
  Other liabilities                                                                272
  Due to Managing General Partner (Note B)                                         125
  Mortgage notes payable                                                        26,402

Partners' (Deficiency) Capital
  General partners                                              $ (2,198)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                (6,049)       (8,246)
                                                                              $ 19,135

        See Accompanying Notes to Consolidated Financial Statements


               OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                  Three Months Ended
                                                                       March 31,
                                                                   2004          2003
                                                                              (Restated)
Revenues:
  Rental income                                                  $ 1,466       $ 1,471
  Other income                                                       136           211
      Total revenues                                               1,602         1,682

Expenses:
  Operating                                                          626           732
  General and administrative                                          39            48
  Depreciation                                                       359           380
  Interest                                                           285           332
  Property taxes                                                     193           337
      Total expenses                                               1,502         1,829

Income (loss) from continuing operations                             100          (147)
(Loss) income from discontinued operations                          (166)           10
Gain on sale of discontinued operations (Note C)                   3,592            --
Net income (loss)                                                $ 3,526        $ (137)

Net loss allocated to general partner                              $ (1)         $ (3)
Net income (loss) allocated to limited partners                    3,527          (134)
                                                                 $ 3,526        $ (137)
Per limited partnership unit:
  Income (loss) from continuing operations                        $ 4.16       $ (6.12)
  (Loss) income from discontinued operations                       (6.91)         0.43
  Gain on sale of discontinued operations                         152.47            --
                                                                 $149.72       $ (5.69)

Distributions per Assignee Unit                                  $176.03       $ 51.45

        See Accompanying Notes to Consolidated Financial Statements

            OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Assignee    General       Assignor        Assignee
                                    Units    Partners   Limited Partner   Unit Holders     Total

Partners' (deficiency) capital
  at December 31, 2003              23,558    $(2,197)        $ 1           $(5,429)      $(7,625)

Distributions to partners               --         --            --          (4,147)       (4,147)

Net income for the three
  months ended March 31, 2004           --         (1)           --           3,527         3,526

Partners' (deficiency) capital
  at March 31, 2004                 23,558    $(2,198)        $ 1           $(6,049)      $(8,246)


        See Accompanying Notes to Consolidated Financial Statements


            OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net income (loss)                                                $ 3,526      $ (137)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                      359          459
     Amortization of loan costs                                          8           18
     Gain on sale of discontinued operations                        (3,592)          --
     Loss on early extinguishment of debt                               85           --
     Changes in accounts:
      Receivables and deposits                                         133         (109)
      Other assets                                                    (138)         (13)
      Accounts payable                                                  (6)           1
      Tenant security deposits payable                                 (37)          (2)
      Due to Managing General Partner                                 (261)          77
      Accrued property taxes                                            63          270
      Other liabilities                                                (87)         112
          Net cash provided by operating activities                     53          676

Cash flows from investing activities:
  Property improvements and replacements                               (58)        (111)
  Net proceeds from sale of discontinued operations                  8,199           --
  Net withdrawals from (deposits to) restricted escrows                  5          (38)
          Net cash provided by (used in) investing activities        8,146         (149)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (238)        (135)
  Repayment of mortgage note payable                                (4,052)          --
  Distributions to partners                                         (4,147)      (1,212)
          Net cash used in financing activities                     (8,437)      (1,347)

Net decrease in cash and cash equivalents                             (238)        (820)
Cash and cash equivalents at beginning of period                       790        1,413

Cash and cash equivalents at end of period                          $ 552        $ 593

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 332        $ 358


        See Accompanying Notes to Consolidated Financial Statements


               OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Shadow Oaks Apartments as (loss) income from discontinued operations due to its sale in January 2004.

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

During the three months ended March 31, 2004 and 2003, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $95,000 and $113,000 for the three months ended March 31, 2004 and 2003, respectively, were charged to expense and are included in operating expense and (loss) income from discontinued operations on the consolidated statements of operations. Property management fees of approximately $38,000 and $45,000 for the three months ended March 31, 2004 and 2003, respectively, have been deferred. During the three months ended March 31, 2004, the distribution preferences were met with the sale of Shadow Oaks Apartments and approximately $323,000 of the previously subordinated fees were paid. The cumulative deferred management fees as of March 31, 2004 totaled approximately $19,000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $33,000 and $32,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. As of March 31, 2004, approximately $106,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $89,000. The Partnership was charged approximately $136,000 for 2003.

Note C - Sale of Investment Property

In January 2004, the Partnership sold Shadow Oaks Apartments to an unrelated third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,592,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the three months ended March 31, 2004 and 2003 is approximately $67,000 and $321,000, respectively, of revenue generated by the property.

Note D - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      The Landings Apartments                       89%        87%
        Indianapolis, Indiana
      Raven Hill Apartments                         92%        90%
        Burnsville, Minnesota
      Fairlane East Apartments (1)                  83%        87%
        Dearborn, Michigan

(1) The Managing General Partner attributes the decrease in average occupancy at Fairlane East Apartments to increased credit standards for tenants.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $3,526,000 compared to a net loss of approximately $137,000 for the corresponding period in 2003. The decrease in net loss for the three months ended March 31, 2004 is primarily due to the recognition of the gain on the sale of discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Shadow Oaks Apartments as (loss) income from discontinued operations due to its sale in January 2004.

In January 2004, the Partnership sold Shadow Oaks Apartments to an unrelated third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,592,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the three months ended March 31, 2004 and 2003 is approximately $67,000 and $321,000, respectively, of revenue generated by the property.

Excluding the discontinued operations and gain on sale, the Partnership's income from continuing operations for the three months ended March 31, 2004 was approximately $100,000 compared to a loss from continuing operations of approximately $147,000 for the corresponding period in 2003. The increase in income from continuing operations for the three months ended March 31, 2004 is due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenues decreased for the three months ended March 31, 2004 due to a decrease in other income. Other income decreased due to decreases in late charges at all of the Partnership's properties.

Total expenses decreased for the three months ended March 31, 2004 due to decreases in operating, depreciation, interest and property tax expenses. Operating expenses decreased due to decreases in property and administrative expenses. Property expenses decreased due to decreased utilities and contract courtesy patrol at Fairlane East Apartments partially offset by an increase in utilities at Raven Hill Apartments. Administrative expenses decreased due to decreases in legal fees and taxes at Raven Hill Apartments. Depreciation expense decreased due to assets at the investment properties becoming fully depreciated. Property tax expense decreased due to an adjustment of property tax accruals in 2003 for a change in the methodology for accruing taxes for the Partnership's investment property located in Michigan. Interest expense decreased due to the refinancing in May 2003 of the mortgages encumbering the Partnership's properties, which resulted in lower interest rates.

Included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $552,000 compared to approximately $593,000 at March 31, 2003. For the three months ended March 31, 2004, cash and cash equivalents decreased approximately $238,000. The decrease in cash and cash equivalents is due to approximately $8,437,000 of cash used in financing activities partially offset by approximately $8,146,000 of cash provided by investing activities and approximately $53,000 of cash provided by operating activities. Net cash used in financing activities consisted of distributions to partners, the repayment of the mortgage encumbering Shadow Oaks Apartments and scheduled principal payments on the mortgages encumbering the Partnership's investment properties. Net cash provided by investing activities consisted of the proceeds from the sale of Shadow Oaks Apartments and net withdrawals from restricted escrows maintained by the mortgage lenders partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Landings Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $18,000 of capital improvements at The Landings Apartments, consisting primarily of floor covering, cabinet and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $65,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Raven Hill Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $16,000 of capital improvements at Raven Hill Apartments, consisting primarily of door, window, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $151,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $16,000 of capital improvements at Fairlane East Apartments, consisting primarily of floor covering, appliance, and HVAC replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $118,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadow Oaks Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $8,000 of capital improvements at Shadow Oaks Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. Shadow Oaks Apartments was sold in January 2004.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment properties of approximately $26,402,000 is being amortized over 20 years and is scheduled to be fully amortized at the maturity in June 2023.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                       Three Months                     Three Months
                           Ended       Per Assignee         Ended        Per Assignee
                      March 31, 2004       Unit        March 31, 2003        Unit

Operations                 $ --            $ --            $1,212           $51.45
Sale (1)                   4,147          176.03               --               --
                          $4,147         $176.03           $1,212           $51.45

(1) Proceeds from the sale of Shadow Oaks Apartments in January 2004.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,642.00 limited partnership units (the "Units") in the Partnership representing 57.91% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.91% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

                  Current Report on Form 8-K dated January 30, 2004 and filed on
                  February  10,  2004   disclosing   the  sale  of  Shadow  Oaks
                  Apartments.

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



                              OXFORD RESIDENTIAL PROPERTIES I LIMITED
                                   PARTNERSHIP


                              By:   Oxford Residential Properties I
                                   Corporation
                                    Managing General Partner


                               By:  /s/Martha L. Long
                                     Martha L. Long
                                     Senior Vice President


                               By:  /s/Thomas M. Herzog
                                     Thomas M. Herzog
                                     Senior Vice President
                                     and Chief Accounting Officer


                               Date: May 13, 2004

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Oxford Residential Properties I Limited Partnership;

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


Date:  May 13, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Oxford  Residential
                                    Properties I Corporation,  equivalent of the
                                    chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Oxford Residential Properties I Limited Partnership;

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


Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.