Form 10QSB
period 2004-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2004-08-13
CIK 744786

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




            OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
  Cash and cash equivalents                                                    $ 318
  Receivables and deposits                                                         231
  Restricted escrows                                                               109
  Other assets                                                                     712
  Investment properties:
   Land                                                         $ 2,722
   Buildings and improvements                                     34,977
                                                                  37,699
   Less accumulated depreciation                                 (20,303)       17,396
                                                                              $ 18,766
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                             $ 259
  Tenant security deposits                                                         123
  Accrued taxes                                                                    284
  Other liabilities                                                                236
  Due to Managing General Partner (Note B)                                          48
  Mortgage notes payable                                                        26,178

Partners' (Deficiency) Capital
  General partners                                              $ (2,200)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                (6,163)       (8,362)
                                                                              $ 18,766


        See Accompanying Notes to Consolidated Financial Statements


            OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                  2004          2003         2004        2003
                                                             (Restated)               (Restated)
Revenues:
  Rental income                                  $ 1,486      $ 1,543      $ 2,952     $ 3,014
  Other income                                       133          112          269         323
  Casualty gains (Note E)                             35           38           35          38
      Total revenues                               1,654        1,693        3,256       3,375

Expenses:
  Operating                                          848          934        1,474       1,666
  General and administrative                          57           22           96          70
  Depreciation                                       363          377          722         757
  Interest                                           285          271          570         603
  Property taxes                                     175          213          368         550
       Total expenses                              1,728        1,817        3,230       3,646

(Loss) income from continuing operations             (74)        (124)          26        (271)
Income (loss) from discontinued operations
  (Note C)                                            --           64         (166)         74
Gain on sale of discontinued operations
  (Note C)                                           108           --        3,700          --

Net income (loss)                                 $ 34         $ (60)      $ 3,560      $ (197)

Net loss allocated to general partners            $ (1)         $ (1)        $ (3)       $ (4)
Net income (loss) allocated to limited
  partners                                            35          (59)       3,563        (193)

                                                  $ 34         $ (60)      $ 3,560      $ (197)
Per assignee unit:
  Loss from continuing operations                  (3.09)       (5.15)        1.08      (11.27)
  Income (loss) from discontinued
   operations                                         --         2.65        (6.90)       3.08
  Gain on sale of discontinued operations           4.58           --       157.06          --

Net income (loss)                                $ 1.49       $ (2.50)     $151.24     $ (8.19)

Distributions per assignee unit                  $ 6.37       $395.36      $182.40     $446.81

        See Accompanying Notes to Consolidated Financial Statements


            OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Assignee    General       Assignor        Assignee
                                    Units    Partners   Limited Partner   Unit Holders     Total

Partners' (deficiency) capital
  at December 31, 2003              23,558    $(2,197)        $ 1           $(5,429)      $(7,625)

Distributions to partners               --         --            --          (4,297)       (4,297)

Net income for the six
  months ended June 30, 2004            --         (3)           --           3,563         3,560

Partners' (deficiency) capital
  at June 30, 2004                  23,558    $(2,200)        $ 1           $(6,163)      $(8,362)


        See Accompanying Notes to Consolidated Financial Statements


            OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                     2004         2003
Cash flows from operating activities:
  Net income (loss)                                                 $ 3,560      $ (197)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                       722          919
     Amortization of loan costs                                          15           29
     Gain on sale of discontinued operations                         (3,700)          --
     Casualty gain                                                      (35)         (38)
     Loss on early extinguishment of debt                                85            6
     Changes in assets and liabilities:
      Receivables and deposits                                           96          450
      Other assets                                                      (87)        (171)
      Accounts payable                                                   99          109
      Tenant security deposits                                          (39)           8
      Due to Managing General Partner                                  (338)      (1,382)
      Accrued property tax                                               57          327
      Other liabilities                                                (123)         (24)
          Net cash provided by operating activities                     312           36

Cash flows from investing activities:
  Property improvements and replacements                               (221)        (256)
  Net withdrawals from restricted escrows                                 5          230
  Net proceeds from sale of discontinued operations                   8,199           --
  Insurance proceeds received                                            44           48
          Net cash provided by investing activities                   8,027           22

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (462)        (200)
  Repayment of mortgage notes payable                                (4,052)     (15,726)
  Distributions to partners                                          (4,297)     (10,526)
  Loan costs paid                                                        --         (514)
  Proceeds from mortgage notes payable                                   --       27,060
  Advances from affiliate                                                --          385
  Repayment of advance from affiliate                                    --         (385)
          Net cash (used in) provided by financing activities        (8,811)          94

Net (decrease) increase in cash and cash equivalents                   (472)         152
Cash and cash equivalents at beginning of period                        790        1,413

Cash and cash equivalents at end of period                           $ 318       $ 1,565

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 607        $ 672

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable         $ 94         $ --

        See Accompanying Notes to Consolidated Financial Statements


            OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Shadow Oaks Apartments as income (loss) from discontinued operations due to its sale in January 2004.

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

During the six months ended June 30, 2004 and 2003, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $193,000 and $234,000 for the six months ended June 30, 2004 and 2003, respectively, were charged to expense and are included in operating expense and income (loss) from discontinued operations on the consolidated statements of operations. Property management fees of approximately $77,000 and $94,000 for the six months ended June 30, 2004 and 2003, respectively, have been deferred. During the six months ended June 30, 2004, the distribution preferences were met with the sale of Shadow Oaks Apartments and approximately $323,000 of the previously subordinated fees were paid. The cumulative deferred management fees as of June 30, 2004 totaled approximately $45,000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $76,000 and $48,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses. As of June 30, 2004, approximately $3,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner.

In accordance with the Partnership Agreement, during the six months ended June 30, 2003, the Managing General Partner advanced approximately $385,000 to the Partnership to cover fees associated with the refinancings of three of the investment properties. The entire amount was repaid during the same period. Interest was charged at the prime rate plus 2% and amounted to approximately $3,000 for the six months ended June 30, 2003.

In connection with the May 2003 refinancings of Fairlane East, The Landings and Raven Hill Apartments, the Partnership paid approximately $135,000 to the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets. The loan costs are amortized over the lives of the respective mortgages.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $89,000 and $136,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in income
(loss) from discontinued operations. Included in income (loss) from discontinued operations for the six months ended June 30, 2004 and 2003 is approximately $67,000 and $664,000, respectively, of revenue generated by the property.

Note D - Refinancing of Mortgage Notes Payable

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

On May 8, 2003, the Partnership refinanced the mortgage encumbering The Landings Apartments. The refinancing replaced the first mortgage of approximately $2,828,000 with a new mortgage of $3,370,000. The new mortgage carries a stated interest rate of 4.21% compared to the 8.25% interest rate on the old mortgage. Principal and interest payments on the mortgage of approximately $21,000 are due monthly until June 2008 at which time a balloon payment of approximately
$2,772,000 will be due. Total capitalized loan costs were approximately $101,000. The Partnership recognized a loss on early extinguishment of debt of approximately $6,000 due to the write-off of unamortized loan costs. This amount is included in interest expense.

Note D - Refinancing of Mortgage Notes Payable (continued)

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

Note E -Casualty Gain

In March 2004, Fairlane East Apartments incurred damages to its buildings as a result of a fire. During the six months ended June 30, 2004, net fixed assets of approximately $9,000 were written off and proceeds of approximately $44,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $35,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In April 2001, The Landings Apartments incurred damages to its buildings as a result of a fire. During 2002, net fixed assets of approximately $62,000 were written off and proceeds of approximately $300,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $238,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the six months ended June 30, 2003, the Partnership received additional proceeds of approximately $48,000 and wrote off additional undepreciated assets of approximately $10,000. As a result, the Partnership recognized a casualty gain of approximately $38,000 during the six months ended June 30, 2003.

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      The Landings Apartments                       88%        88%
        Indianapolis, Indiana
      Raven Hill Apartments                         91%        89%
        Burnsville, Minnesota
      Fairlane East Apartments (1)                  84%        88%
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

Results of Operations

The Partnership's net income for the three months ended June 30, 2004 was approximately $34,000 compared to net loss of approximately $60,000 for the corresponding period in 2003. The Partnership's net income for the six months ended June 30, 2004 was approximately $3,560,000 compared to net loss of approximately $197,000 for the corresponding period in 2003. The decrease in net loss for the three and six months ended June 30, 2004 is primarily due to the recognition of the gain on the sale of Shadow Oaks Apartments in 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Shadow Oaks Apartments as income (loss) from discontinued operations due to its sale in January 2004.

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in income
(loss) from discontinued operations. Included in income (loss) from discontinued operations for the six months ended June 30, 2004 and 2003 is approximately $67,000 and $664,000, respectively, of revenue generated by the property.

Excluding the discontinued operations and the gain on sale, the Partnership's loss from continuing operations for the three months ended June 30, 2004 was approximately $74,000 compared to loss from continuing operations of approximately $124,000 for the corresponding period in 2003. Excluding the discontinued operations and the gain on sale, the Partnership's income from continuing operations for the six months ended June 30, 2004 was approximately $26,000 compared to loss from continuing operations of approximately $271,000 for the corresponding period in 2003. The decrease in loss from continuing operations for the three and six months ended June 30, 2004 is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total expenses for the three month period decreased due to decreases in operating, depreciation and property tax expenses partially offset by increases in general and administrative and interest expenses. Total expenses for the six month period decreased due to decreases in operating, depreciation, interest and property tax expenses partially offset by an increase in general and administrative expenses. Operating expenses for both periods decreased due to decreased advertising, administrative, and maintenance expenses partially offset by an increase in property expenses. Advertising expenses decreased due to decreases in newspaper advertising at Fairlane East Apartments and in leasing promotions at Raven Hill Apartments. Administrative expenses decreased due to decreased legal fees and taxes at Raven Hill Apartments. Maintenance expenses decreased due to decreased contract labor at all of the Partnership's investment properties. Property expenses increased due to increased utility expenses at Raven Hill Apartments and increased payroll and related benefits at Fairlane East Apartments. Depreciation expense for the three and six month periods decreased due to assets at the investment properties becoming fully depreciated. Interest expense for the three months ended June 30, 2004 increased due to an increase in interest expense at Raven Hill Apartments which was caused by a higher mortgage balance that offset the lower interest rate obtained for all of the investment properties in the May 2003 refinancings. This increase was partially offset by decreases in interest expense at The Landings and Fairlane East Apartments due to the lower interest rates. Interest expense for the six months ended June 30, 2004 decreased due to lower interest expense at The Landings and Fairlane East Apartments which was partially offset by an increase in interest expense at Raven Hill Apartments. Property tax expense for both periods decreased due to an adjustment of property tax accruals in 2003 for a change in the methodology for accruing taxes for the Partnership's investment property located in Michigan.

General and administrative expenses for both periods increased due to an increase in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Total revenues decreased for the three month period due to a decrease in rental income partially offset by an increase in other income. Total revenues decreased for the six month period due to decreases in rental and other income. Rental income for both periods decreased due to decreased average rental rates at all of the Partnership's investment properties and decreased occupancy at Fairlane East Apartments partially offset by an increase in occupancy at Raven Hill
Apartments and a decrease in bad debt expense at all of the investment properties. Other income for the three month period increased due to an increase in charges and fees at Raven Hill Apartments. Other income decreased for the six month period due to decreased late charges and lease cancellation fees at all of the Partnership's properties partially offset by an increase in utility reimbursements at Raven Hill and Fairlane East Apartments.

In March 2004, Fairlane East Apartments incurred damages to its buildings as a result of a fire. During the six months ended June 30, 2004, net fixed assets of approximately $9,000 were written off and proceeds of approximately $44,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $35,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

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

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $318,000 compared to approximately $1,565,000 at June 30, 2003. For the six months ended June 30, 2004, cash and cash equivalents decreased approximately
$472,000. The decrease in cash and cash equivalents is due to approximately $8,811,000 of cash used in financing activities partially offset by approximately $8,027,000 of cash provided by investing activities and approximately $312,000 of cash provided by operating activities. Net cash used in financing activities consisted of distributions to partners, the repayment of the mortgage encumbering Shadow Oaks Apartments and scheduled principal payments on the mortgages encumbering the Partnership's investment properties. Net cash provided by investing activities consisted of the proceeds from the sale of Shadow Oaks Apartments, insurance proceeds from the casualty at Fairlane East Apartments and net withdrawals from restricted escrows maintained by the mortgage lenders partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

The Landings Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $58,000 of capital improvements at The Landings Apartments, consisting primarily of structural improvements and floor covering, cabinet and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $24,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Raven Hill Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $140,000 of capital improvements at Raven Hill Apartments, consisting primarily of structural improvements and door, window, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $28,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $109,000 of capital improvements at Fairlane East Apartments, consisting primarily of floor covering, appliance, window and HVAC replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadow Oaks Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $8,000 of capital improvements at Shadow Oaks Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. Shadow Oaks Apartments was sold in January 2004.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment properties of approximately $26,178,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                                      Per Limited                        Per Limited
                  Six Months Ended    Partnership    Six Months Ended    Partnership
                    June 30, 2004         Unit         June 30, 2003         Unit

Sale (1)               $ 4,147          $176.03            $ --              $ --
Refinance (2)               --               --             9,314           395.36
Operations                 150             6.37             1,212            51.45
                       $ 4,297          $182.40           $10,526          $446.81

(1)   Proceeds from the sale of Shadow Oaks Apartments in January 2004.

(2) Proceeds from the refinancings of Fairlane East, Raven Hill and The Landings Apartments in May 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,802.00 limited partnership units (the "Units") in the Partnership representing 58.59% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.59% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 3.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP


                              By: Oxford Residential Properties I Corporation Managing General Partner


                               By:  /s/Martha L. Long
                                     Martha L. Long
                                     Senior Vice President


                               By:  /s/Stephen B. Waters
                                     Stephen B. Waters
                                     Vice President


                              Date: August 13, 2004

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

10.9        Mortgage  dated  May 7,  2003  between  ORP One  L.L.C.  and  Golden
            American Life Insurance Company (incorporated by reference to the Current Report on Form 8-K dated May 8, 2003).

10.10 Mortgage, Security Agreement, Financing Statement and Fixture Filing dated May 7, 2003 between ORP Two L.L.C. and Golden American Life Insurance Company (incorporated by reference to the Current Report on Form 8-K dated May 8, 2003).

10.11 Mortgage, Security Agreement, Financing Statement and Fixture Filing dated May 7, 2003 between ORP Three L.L.C. and Golden American Life Insurance Company (incorporated by reference to the Current Report on Form 8-K dated May 8, 2003).

10.12 Purchase and Sale Contract between Registrant and CNC Investments, Ltd., LLP, dated October 20, 2003 (incorporated by reference to the Current Report on Form 8-K dated January 30, 2004).

10.13 First Amendment to Purchase and Sale Contract between Registrant and CNC Investments, Ltd., LLP, dated December 9, 2003 (incorporated by reference to the Current Report on Form 8-K dated January 30, 2004).

10.14 Second Amendment to Purchase and Sale Contract between Registrant and CNC Investments, Ltd., LLP, dated December 15, 2003 (incorporated by reference to the Current Report on Form 8-K dated January 30, 2004).

10.15 Third Amendment to Purchase and Sale Contract between Registrant and CNC Investments, Ltd., LLP, dated December 30, 2003 (incorporated by reference to the Current Report on Form 8-K dated January 30, 2004).

10.16 Assignment and Assumption of Purchase and Sale Contract between CNC Investments, Ltd., LLP and Sandalwood Limited Partnership, dated January 27, 2004 (incorporated by reference to the Current Report on Form 8-K dated January 30, 2004).

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of  Oxford  Residential
                                    Properties I Corporation,  equivalent of
                                    the  chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.