Form 10QSB
period 2004-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2004-11-12
CIK 744786

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2004


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
  Cash and cash equivalents                                                    $ 174
  Receivables and deposits                                                         181
  Restricted escrows                                                               109
  Other assets                                                                     735
  Investment properties:
   Land                                                         $ 2,722
   Buildings and improvements                                     35,496
                                                                  38,218
   Less accumulated depreciation                                 (20,640)       17,578
                                                                              $ 18,777
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                             $ 191
  Tenant security deposits                                                         112
  Accrued taxes                                                                    390
  Other liabilities                                                                198
  Due to affiliates (Note B)                                                       314
  Mortgage notes payable                                                        25,952

Partners' (Deficiency) Capital
  General partners                                              $ (2,200)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                (6,181)       (8,380)
                                                                              $ 18,777

         See Accompanying Notes to Consolidated Financial Statements


             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                  Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                                  2004          2003         2004        2003
                                                             (Restated)               (Restated)
Revenues:
  Rental income                                  $ 1,490      $ 1,547      $ 4,442     $ 4,561
  Other income                                       161          159          430         482
  Casualty gains (Note E)                             --           --           35          38
      Total revenues                               1,651        1,706        4,907       5,081

Expenses:
  Operating                                          811          765        2,285       2,431
  General and administrative                          49           31          145         101
  Depreciation                                       337          350        1,059       1,107
  Interest                                           282          280          852         883
  Property taxes                                     190          188          558         738
       Total expenses                              1,669        1,614        4,899       5,260

(Loss) income from continuing operations             (18)          92            8        (179)
Income (loss) from discontinued operations
  (Note C)                                            --           92         (166)        166
Gain on sale of discontinued operations
  (Note C)                                            --           --        3,700          --

Net (loss) income                                 $ (18)       $ 184       $ 3,542      $ (13)

Net (loss) income allocated to general
  partners                                        $ --          $ 4          $ (3)       $ --
Net (loss) income allocated to limited
  partners                                           (18)         180        3,545         (13)

                                                  $ (18)       $ 184       $ 3,542      $ (13)
Per assignee unit:
  (Loss) income from continuing operations       $ (0.76)      $ 3.82       $ 0.32     $ (7.45)
  Income (loss) from discontinued
   operations                                         --         3.82        (6.90)       6.90
  Gain on sale of discontinued operations             --           --       157.06          --

Net (loss) income                                $ (0.76)      $ 7.64      $150.48     $ (0.55)

Distributions per assignee unit                   $ --          $ --       $182.40     $446.81

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                          Assignor
                                  Assignee     General       Limited      Assignee
                                    Units     Partners       Partner    Unit Holders     Total

Partners' (deficiency) capital
  at December 31, 2003              23,558     $(2,197)        $ 1        $ (5,429)    $ (7,625)

Distributions to partners               --         --             --        (4,297)      (4,297)

Net income for the nine months
  ended September 30, 2004              --          (3)           --         3,545        3,542

Partners' (deficiency) capital
  at September 30, 2004             23,558     $(2,200)        $ 1        $ (6,181)    $ (8,380)

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     2004         2003
Cash flows from operating activities:
  Net income (loss)                                                 $ 3,542       $ (13)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                     1,059        1,351
     Amortization of loan costs                                          39           44
     Gain on sale of discontinued operations                         (3,700)          --
     Casualty gain                                                      (35)         (38)
     Loss on early extinguishment of debt                                85            6
     Changes in assets and liabilities:
      Receivables and deposits                                          146          509
      Other assets                                                     (134)        (167)
      Accounts payable                                                  104           61
      Tenant security deposits                                          (50)          16
      Due to affiliates                                                (284)      (1,348)
      Accrued property tax                                              163          319
      Other liabilities                                                (161)          (3)
          Net cash provided by operating activities                     774          737

Cash flows from investing activities:
  Property improvements and replacements                               (813)        (361)
  Net withdrawals from restricted escrows                                 5          230
  Net proceeds from sale of discontinued operations                   8,199           --
  Insurance proceeds received                                            44           48
          Net cash provided by (used in) investing activities         7,435          (83)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (688)        (442)
  Repayment of mortgage note payable                                 (4,052)     (15,726)
  Distributions to partners                                          (4,297)     (10,526)
  Loan costs paid                                                        --         (514)
  Proceeds from mortgage notes payable                                   --       27,060
  Advances from affiliate                                               212          385
  Repayment of advance from affiliate                                    --         (385)
          Net cash used in financing activities                      (8,825)        (148)

Net (decrease) increase in cash and cash equivalents                   (616)         506
Cash and cash equivalents at beginning of period                        790        1,413

Cash and cash equivalents at end of period                           $ 174       $ 1,919

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 893        $ 980

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable         $ 21         $ --

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards No. 144, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Shadow Oaks Apartments as income (loss) from discontinued operations due to its sale in January 2004.

Note B - Transactions with Affiliates

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for property management services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2004 and 2003, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $262,000 and $344,000 for the nine months ended September 30, 2004 and 2003, respectively, were charged to expense and are included in operating expense and income (loss) from discontinued operations. Property management fees of approximately $105,000 and $138,000 for the nine months ended September 30, 2004 and 2003, respectively, have been deferred. During the nine months ended September 30, 2004, the distribution preferences were met with the sale of Shadow Oaks Apartments and approximately $323,000 of the previously subordinated fees were paid. The cumulative deferred management fees as of September 30, 2004 totaled approximately $77,000 and are included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership for reimbursements of accountable administrative expenses amounting to approximately $109,000 and $74,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $2,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. As of September 30, 2004, approximately $24,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2003, the Managing General Partner advanced approximately $385,000 to the Partnership to cover fees associated with the refinancings of three of the investment properties. The entire amount, including interest of approximately $3,000, was repaid during the same period. During the nine months ended September 30, 2004, the Managing General Partner advanced approximately $212,000 to the Partnership to cover operating expenses and redevelopment costs at Fairlane East Apartments. Interest accrues at the prime rate plus 2% (6.75% at September 30, 2004) and was approximately $1,000 for the nine months ended September 30, 2004. At September 30, 2004, approximately $213,000 of advances and accrued interest is included in due to affiliates.

In connection with the May 2003 refinancings of Fairlane East, The Landings and Raven Hill Apartments, the Partnership paid approximately $135,000 to the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets. The loan costs are amortized over the lives of the respective mortgages.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $136,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in income
(loss) from discontinued operations. Included in income (loss) from discontinued operations for the nine months ended September 30, 2004 and 2003 is approximately $67,000 and $1,022,000, respectively, of revenues generated by the property.

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

Note E -Casualty Gain

In March 2004, Fairlane East Apartments incurred damages to its buildings as a result of a fire. During the nine months ended September 30, 2004, net fixed assets of approximately $9,000 were written off and proceeds of approximately $44,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $35,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

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

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      The Landings Apartments                       88%        89%
        Indianapolis, Indiana
      Raven Hill Apartments                         92%        90%
        Burnsville, Minnesota
      Fairlane East Apartments (1)                  86%        89%
        Dearborn, Michigan

(1) The Managing General Partner attributes the decrease in average occupancy at Fairlane East Apartments to increased credit standards for tenants.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended September 30, 2004 was approximately $18,000 compared to net income of approximately $184,000 for the corresponding period in 2003. The Partnership's net income for the nine months ended September 30, 2004 was approximately $3,542,000 compared to net loss of approximately $13,000 for the corresponding period in 2003. The increase in net loss for the three months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The decrease in net loss for the nine months ended September 30, 2004 is primarily due to the recognition of the gain on the sale of Shadow Oaks Apartments in 2004.

In accordance with Statement of Financial Accounting Standards No. 144, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Shadow Oaks Apartments as income (loss) from discontinued operations due to its sale in January 2004.

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in income
(loss) from discontinued operations. Included in income (loss) from discontinued operations for the nine months ended September 30, 2004 and 2003 is approximately $67,000 and $1,022,000, respectively, of revenues generated by the property.

Excluding the discontinued operations and the gain on sale, the Partnership's loss from continuing operations for the three months ended September 30, 2004 was approximately $18,000 compared to income from continuing operations of approximately $92,000 for the corresponding period in 2003. Excluding the discontinued operations and the gain on sale, the Partnership's income from continuing operations for the nine months ended September 30, 2004 was approximately $8,000 compared to a loss from continuing operations of approximately $179,000 for the corresponding period in 2003. The decrease in income from continuing operations for the three months ended September 30, 2004, is due to a decrease in total revenues and an increase in total expenses. The decrease in loss from continuing operations for the nine months ended September 30, 2004 is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total expenses for the three months ended September 30, 2004 increased due to increases in operating and general and administrative expenses, partially offset by a decrease in depreciation expense. Interest expense and property tax expense remained comparable for the three months ended September 30, 2004. Operating expenses increased due to increased payroll and related benefits at Raven Hill Apartments. Total expenses for the nine month ended September 30, 2004 decreased due to decreases in operating, depreciation, interest and property tax expenses partially offset by an increase in general and administrative expenses.
Operating expenses for the nine month period decreased due to decreased advertising, administrative, and maintenance expenses partially offset by an increase in property expenses. Advertising expenses decreased due to decreases in periodical advertising at Fairlane East Apartments, leasing promotions at Raven Hill Apartments and decreased referral fees at Raven Hill Apartments and Fairlane East Apartments. Administrative expenses decreased due to decreased legal fees and taxes at Raven Hill Apartments. Maintenance expenses decreased due to decreased contract labor at all of the Partnership's investment properties. Property expenses increased due to increased payroll and related benefits at Fairlane East Apartments and Raven Hill Apartments. Depreciation expense for the three and nine months ended September 30, 2004 decreased due to assets at the investment properties becoming fully depreciated which more than offset depreciation on new improvements and replacements. Interest expense for the nine months ended September 30, 2004 decreased due to lower interest rates obtained on the mortgages encumbering The Landings Apartments, Fairlane East Apartments, and Raven Hill Apartments as a result of refinancing in May 2003. The effect of the lower interest rates was partially offset by the higher mortgage indebtedness from the refinancings. Property tax expense for the nine months ended September 30, 2004 decreased due to an adjustment of property tax accruals in 2003 for a change in the methodology for accruing taxes for the Partnership's investment property located in Michigan.

General and administrative expenses for both periods increased due to an increase in the costs of services included in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Total revenues decreased for the three months ended September 30, 2004 due to a decrease in rental income. Total revenues decreased for the nine month period due to decreases in rental, other income and casualty gains (see below). Rental income for both periods decreased due to decreased average rental rates at all of the Partnership's investment properties and decreased occupancy at Fairlane East Apartments and The Landings Apartments partially offset by an increase in occupancy at Raven Hill Apartments and a decrease in bad debt expense at all of the investment properties. Other income decreased for the nine month period due to decreased late charges and lease cancellation fees at all of the
Partnership's properties partially offset by an increase in utility reimbursements at Raven Hill and Fairlane East Apartments.

In March 2004, Fairlane East Apartments incurred damages to its buildings as a result of a fire. During the nine months ended September 30, 2004, net fixed assets of approximately $9,000 were written off and proceeds of approximately $44,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $35,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In April 2001, The Landings Apartments incurred damages to its buildings as a result of a fire. During 2002, net fixed assets of approximately $62,000 were written off and proceeds of approximately $300,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $238,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the nine months ended September 30, 2003, the Partnership received additional proceeds of approximately $48,000 and wrote off additional undepreciated assets of approximately $10,000. As a result, the Partnership recognized a casualty gain of $38,000 during the nine months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $174,000 compared to approximately $1,919,000 at September 30, 2003. For the nine months ended September 30, 2004, cash and cash equivalents decreased approximately $616,000. The decrease in cash and cash equivalents is due to approximately $8,825,000 of cash used in financing activities partially offset by approximately $7,435,000 of cash provided by investing activities and approximately $774,000 of cash provided by operating activities. Net cash used in financing activities consisted of distributions to partners, the repayment of the mortgage encumbering Shadow Oaks Apartments and scheduled principal payments on the mortgages encumbering the Partnership's investment properties partially offset by advances from the Managing General Partner. Net cash provided by investing activities consisted of the proceeds from the sale of Shadow Oaks Apartments, insurance proceeds from the casualty at Fairlane East Apartments and net withdrawals from restricted escrows maintained by the mortgage lenders partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

The Landings Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $87,000 of capital improvements at The Landings Apartments, consisting primarily of structural improvements, landscaping, retaining walls, and floor covering, cabinet and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete only necessary capital improvements to maintain occupancy during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Raven Hill Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $222,000 of capital improvements at Raven Hill Apartments, consisting primarily of structural improvements, painting, lighting, HVAC, and door, window, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $28,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $517,000 of capital improvements at Fairlane East Apartments, consisting primarily of floor covering, building improvements, appliance, window and HVAC replacements. These improvements were funded from operating cash flow and insurance proceeds. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed  in  the  fourth  quarter  of  2005  at  a  total  estimated  cost  of approximately $3,800,000 of which approximately $344,000 was completed during the nine months ended September 30, 2004. The project is being funded by operations and advances from an affiliate of the Managing General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements not related to property redevelopment and approximately $1,218,000 for property redevelopment as mentioned above during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadow Oaks Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $8,000 of capital improvements at Shadow Oaks Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. Shadow Oaks Apartments was sold in January 2004.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fairlane East Apartments of approximately $11,010,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. The mortgage indebtedness encumbering The Landings
Apartments and Raven Hill Apartments of approximately $14,942,000 is being amortized over 20 years with balloon payments due in June 2008 of approximately $12,855,000.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                      Nine Months       Per Limited      Nine Months      Per Limited
                         Ended          Partnership         Ended         Partnership
                  September 30, 2004       Unit       September 30, 2003      Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,812.00 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                             Date: November 12, 2004

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


Date:  November 12, 2004

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


Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.