Form 10KSB
period 2004-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2005-03-25
CIK 744786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended December 31, 2004


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

State issuer's revenues for its most recent fiscal year.   $6,478,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

                                 Date of
Properties                       Purchase         Type of Ownership           Use

The Landings Apartments          10/31/84    Fee ownership, subject to   Apartment
  Indianapolis, Indiana                      first mortgage              150 units

Raven Hill Apartments            12/24/86    Fee ownership, subject to   Apartment
  Burnsville, Minnesota                      first mortgage              304 units

Fairlane East Apartments         12/23/85    Fee ownership, subject to   Apartment
  Dearborn, Michigan                         first mortgage              244 units

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the year ended December 31, 2004 and 2003 is approximately $67,000 and $1,367,000, respectively, of revenues generated by the property.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                        Gross
                       Carrying    Accumulated                             Federal
Properties              Value      Depreciation     Rate      Method      Tax Basis
                           (in thousands)                              (in thousands)
The Landings           $ 6,767       $ 3,457      5-30 yrs     S/L         $ 1,378
Raven Hill              14,456         8,130      5-30 yrs     S/L             208
Fairlane East           17,585         9,396      5-30 yrs     S/L           3,063

       Totals          $38,808       $20,983                               $ 4,649

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"  for  a  description  of  the   Partnership's   capitalization   and
depreciation policies.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                       Principal                                          Principal
                      Balance At       Stated                              Balance
                     December 31,     Interest    Period    Maturity        Due At
Properties               2004         Rate (1)  Amortized     Date       Maturity (2)
                    (in thousands)                                      (in thousands)

The Landings            $ 3,204        4.21%      20 yrs    06/01/23         $ --
Raven Hill               11,607        4.21%      20 yrs    06/01/23            --
Fairlane East            10,913        4.21%      20 yrs    06/01/23            --

      Totals            $25,724                                              $ --

(1)   Fixed rate mortgages.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                Average Annual               Average Annual
                                 Rental Rates                  Occupancy
                                   (per unit)
Properties                   2004            2003          2004          2003

The Landings (1)            $ 7,183        $ 7,547          86%          91%
Raven Hill                    9,243          9,781          92%          91%
Fairlane East (1)            12,275         12,477          85%          89%

(1) The Managing General Partner attributes the decrease in average occupancy at The Landings and Fairlane East Apartments to increased credit standards for tenants.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                             2004               2004
                                            Billing             Rate
                                        (in thousands)
       The Landings Apartments              $   66             1.17%
       Raven Hill Apartments                   262             1.45%
       Fairlane East Apartments                384             5.87%

Capital Improvements

The Landings Apartments

For 2004, the Partnership completed approximately $236,000 of capital improvements at The Landings Apartments, consisting primarily of structural improvements, major landscaping, swimming pool upgrades, parking lot resurfacing, and floor covering, cabinet and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Raven Hill Apartments

For 2004, the Partnership completed approximately $301,000 of capital improvements at Raven Hill Apartments, consisting primarily of structural improvements, interior painting, interior decoration and cabinet, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

For 2004, the Partnership completed approximately $881,000 of capital improvements at Fairlane East Apartments, consisting primarily of building improvements and appliance, window and HVAC replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the fourth quarter of 2005 at a total estimated cost of approximately $3,400,000 of which approximately $685,000 was completed during the year ended December 31, 2004. The project is being funded by operations and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances made available by an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2004.

                                     PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

The Partnership originally issued 25,714 Assignee Units and through December 31, 2004, had redeemed a total of 2,156 Assignee Units, ranging in price from $332 to $600 per Assignee Unit. As of December 31, 2004, there were 732 holders of record owning an aggregate of 23,558 Assignee Units outstanding. Affiliates of the Managing General Partner owned 13,817 Assignee Units or 58.65% at December 31, 2004. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended      Per Assignee      Year Ended       Per Assignee
                  December 31, 2004       Unit       December 31, 2003       Unit

Sale (1)               $ 4,147          $176.03            $ --              $ --
Operations (2)             150             6.37             2,482            51.45
Refinance (2)               --               --             9,314           395.36
Total                  $ 4,297          $182.40           $11,796          $446.81

(1)   Proceeds from the sale of Shadow Oaks Apartments in January 2004.

(2) During the year ended December 31, 2003, approximately $1,212,000 was distributed to the limited partners. In accordance with the Partnership Agreement, approximately $1,270,000 was distributed to the Managing General Partner once certain distribution preferences to the limited partners were met.

(3) From the refinancings of Fairlane East, The Landings, and Raven Hill Apartments in May 2003.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,817.00 Assignee units (the "Units") in the Partnership representing 58.65% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.65% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2004 was approximately $3,505,000 compared to net income of approximately $22,000 for the corresponding period in 2003. The increase in net income for the year ended December 31, 2004 is primarily due to the recognition of a gain on the sale of Shadow Oaks Apartments in 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations for the years ended December 31, 2004 and 2003 reflect the operations of Shadow Oaks Apartments as (loss) income from discontinued operations due to the sale of the property in 2004.

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2004 and 2003 is approximately $67,000 and $1,367,000, respectively, of revenues generated by the property.

Excluding the discontinued operations and the gain on sale, the Partnership's loss from continuing operations for the year ended December 31, 2004 was approximately $29,000 compared to a loss from continuing operations of approximately $193,000 for the corresponding period in 2003. The decrease in loss from continuing operations for the year ended December 31, 2004 is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total expenses for the year ended December 31, 2004 decreased due to decreases in operating, depreciation, interest, and property tax expenses. Operating expenses decreased due to decreases in advertising, administrative, and maintenance expenses. Advertising expenses decreased due to decreases in periodical advertising at Fairlane East and Raven Hill Apartments, a decrease in leasing promotions at Raven Hill Apartments and decreases in referral fees at Raven Hill and Fairlane East Apartments. Administrative expenses decreased due to a decrease in ad valorem taxes at Raven Hill Apartments. Maintenance expense decreased due to decreases in contract labor at The Landings and Fairlane East Apartments and in materials and supplies at The Landings Apartments.
Depreciation expense decreased due to assets at the investment properties becoming fully depreciated which more than offset depreciation on new improvements and replacements. Interest expense decreased due to lower interest rates obtained on the mortgages encumbering The Landings, Fairlane East, and Raven Hill Apartments as a result of refinancing in May 2003. The effect of the lower interest rates was partially offset by the higher mortgage indebtedness from the refinancings. Property tax expense decreased due to an adjustment of property tax accruals in 2003 for a change in the methodology for accruing taxes for the Partnership's investment property located in Michigan.

Included in general and administrative expense for the years ended December 31, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Total revenues decreased for the year ended December 31, 2004 due to decreases in rental and other income. Rental income decreased due to a decrease in the average rental rates at all of the Partnership's investment properties and a decrease in occupancy at Fairlane East and The Landings Apartments partially offset by a decrease in bad debt expense at all of the investment properties. Other income decreased due to decreases in late charges and lease cancellation fees at The Landings and Fairlane East Apartments partially offset by an increase in utility reimbursements at Raven Hill and Fairlane East Apartments.

In March 2004, Fairlane East Apartments incurred damages to its buildings as a result of a fire. During the year ended December 31, 2004, net fixed assets of approximately $9,000 were written off and proceeds of approximately $57,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $48,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $225,000 compared to approximately $790,000 at December 31, 2003. For the year ended December 31, 2004, cash and cash equivalents decreased approximately $565,000. The decrease in cash and cash equivalents is due to approximately $8,546,000 of cash used in financing activities partially offset by approximately $1,084,000 of cash provided by operating activities and approximately $6,897,000 of cash provided by investing activities. Net cash used in financing activities consisted of distributions to partners, the repayment of the mortgage encumbering Shadow Oaks Apartments and scheduled principal payments on the mortgages encumbering the Partnership's investment properties partially offset by advances from the Managing General Partner. Net cash provided by investing activities consisted of the proceeds from the sale of Shadow Oaks Apartments, insurance proceeds from the casualty at Fairlane East Apartments and net withdrawals from restricted escrows maintained by the mortgage lenders partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. One of the Partnership's properties, Fairlane East Apartments, is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the fourth quarter of 2005 at a total estimated cost of approximately $3,400,000, of which approximately $685,000 was completed during the year ended December 31, 2004. In addition, certain routine capital expenditures for all of the investment properties are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances made available by an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately
$25,724,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023.

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

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended      Per Assignee      Year Ended       Per Assignee
                  December 31, 2004       Unit       December 31, 2003       Unit

Sale (1)               $ 4,147          $176.03            $ --              $ --
Operations (2)             150             6.37             2,482            51.45
Refinance (2)               --               --             9,314           395.36
Total                  $ 4,297          $182.40           $11,796          $446.81

(1)   Proceeds from the sale of Shadow Oaks Apartments in January 2004.

(2) During the year ended December 31, 2003, approximately $1,212,000 was distributed to the limited partners. In accordance with the Partnership Agreement, approximately $1,270,000 was distributed to the Managing General Partner once certain distribution preferences to the limited partners were met.

(3) From the refinancings of Fairlane East, The Landings, and Raven Hill Apartments in May 2003.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,817.00 Assignee units (the "Units") in the Partnership representing 58.65% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.65% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements and Supplementary Data

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years Ended December 31, 2004 and 2003

      Consolidated Statements of Partners' (Deficiency) Capital - Years Ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years Ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Oxford Residential Properties I Limited Partnership

We have audited the accompanying consolidated balance sheet of Oxford Residential Properties I Limited Partnership as of December 31, 2004, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership at December 31, 2004, and the consolidated results of its operations and its cash flows each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/Ernst & Young LLP


Greenville, South Carolina
March 10, 2005


             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                  $ 225
   Receivables and deposits                                                       220
   Restricted escrows                                                             109
   Other assets                                                                   660
   Investment properties (Notes B, D, and G)
      Land                                                    $ 2,722
      Buildings and related personal property                   36,086
                                                                38,808
      Less accumulated depreciation                            (20,983)       17,825

                                                                             $ 19,039
Liabilities and Partners' (Deficency) Capital
Liabilities
   Accounts payable and accrued expenses                                      $ 175
   Tenant security deposits                                                       106
   Accrued property taxes                                                         214
   Other liabilities                                                              307
   Due to affiliates (Note C)                                                     930
   Mortgage notes payable (Note B)                                             25,724

Partners' (Deficency) Capital
   General partners                                           $ (2,201)
   Assignor limited partner                                          1
   Assignee unit holders (25,714 units issued and
      23,558 outstanding)                                       (6,217)        (8,417)

                                                                             $ 19,039

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Years Ended December 31,
                                                               2004            2003
Revenues:
  Rental income                                               $ 5,835        $ 6,015
  Other income                                                    595            687
  Casualty gains (Note F)                                          48             38
      Total revenues                                            6,478          6,740

Expenses:
  Operating                                                     3,043          3,196
  General and administrative                                      227            216
  Depreciation                                                  1,404          1,461
  Interest                                                      1,141          1,165
  Property taxes                                                  692            895
      Total expenses                                            6,507          6,933

Loss from continuing operations                                   (29)          (193)
(Loss) income from discontinued operations (Note A)              (166)           215
Gain on sale of discontinued operations (Note G)                3,700             --
Net income (Note E)                                           $ 3,505          $ 22

Net loss allocated to general partners                         $ (4)           $ --
Net income allocated to assignee unit holders                   3,509             22

                                                              $ 3,505          $ 22
Per Assignee Unit:
  Loss from continuing operations                             $ (1.21)       $ (8.03)
  (Loss) income from discontinued operations                    (6.90)          8.96
   Gain on sale of discontinued operations                     157.06             --
Net income                                                    $148.95         $ 0.93

Distributions per Assignee Unit                               $182.40        $446.81

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIENCY) CAPITAL
                                 (in thousands)


                                                     Assignor     Assignee
                                        General      Limited        Unit
                                        Partners     Partner      Holders       Total

Partners' (deficiency) capital at
  December 31, 2002                      $ (927)       $ 1        $ 5,075      $ 4,149

Net income for the year ended
  December 31, 2003                          --           --            22          22

Distributions to General Partner
 and Assignee Unit Holders               (1,270)          --       (10,526)    (11,796)

Partners' (deficiency) capital at
  December 31, 2003                      (2,197)           1        (5,429)     (7,625)

Net (loss) income for the year
  ended December 31, 2004                    (4)          --         3,509       3,505

Distributions to Assignee Unit
  Holders                                    --           --        (4,297)     (4,297)

Partners' (deficiency) capital at
  December 31, 2004                     $(2,201)       $ 1        $ (6,217)   $ (8,417)

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                  2004         2003
Cash flows from operating activities:
  Net income                                                     $ 3,505       $ 22
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                  1,404        1,786
     Amortization of loan costs                                       28           55
     Gain on sale of discontinued operations                      (3,700)          --
     Casualty gains                                                  (48)         (38)
     Loss on early extinguishment of debt                             85            6
     Changes in assets and liabilities:
      Receivables and deposits                                       107          442
      Other assets                                                   (48)         (74)
      Accounts payable                                                47           15
      Tenant security deposits                                       (56)          14
      Accrued property tax                                           (13)          96
      Due to affiliates                                             (175)      (1,229)
      Other liabilities                                              (52)         127
          Net cash provided by operating activities                1,084        1,222

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                8,199           --
  Net withdrawals from restricted escrows                              5          230
  Insurance proceeds received                                         57           48
  Property improvements and replacements                          (1,364)        (461)
        Net cash provided by (used in) investing activities        6,897         (183)

Cash flows from financing activities:
  Distributions to partners                                       (4,297)     (11,796)
  Payments on mortgage notes payable                                (916)        (686)
  Repayment of mortgage note payable                              (4,052)     (15,726)
  Loan costs paid                                                     --         (514)
  Proceeds from mortgage notes payable                                --       27,060
  Repayments of advances from affiliate                               --         (385)
  Advances from affiliate                                            719          385
          Net cash used in financing activities                   (8,546)      (1,662)

Net decrease in cash and cash equivalents                           (565)        (623)
Cash and cash equivalents at beginning of the year                   790        1,413
Cash and cash equivalents at end of the year                      $ 225        $ 790

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,116      $ 1,282
Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts payable      $ 54         $ --

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Organization and Significant Accounting Policies

Organization: Oxford Residential Properties I Limited Partnership (the "Partnership" or "Registrant") is a Maryland limited partnership formed on January 19, 1984, to acquire, own and operate residential properties. The General Partners of the Partnership are Oxford Residential Properties I Corporation and Oxford Fund I Limited Partnership. Oxford Residential Properties I Corporation serves as the managing general partner (the "Managing General Partner") and Oxford Fund I Limited Partnership serves as the Associated General Partner. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2027 unless terminated prior to such date. The Partnership operates three apartment properties located in the United States.

Basis of Presentation: In accordance with Statement of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations for the years ended December 31, 2004 and 2003 reflect the operations of Shadow Oaks Apartments as (loss) income from discontinued operations due to the sale of the property in 2004.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $223,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2004 approximately $109,000 is held as replacement reserves for certain capital replacements at two of the investment properties.

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

Deferred Costs: Loan costs of approximately $476,000, net of accumulated amortization of approximately $40,000, are included in other assets on the accompanying balance sheet. The loan costs are amortized over the terms of the related loan agreements. The total amortization expense for the years ended December 31, 2004 and 2003 was approximately $28,000 and $55,000, respectively, and is included in interest expense and (loss) income from discontinued operations. Amortization expense is expected to be approximately $26,000 for the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $115,000 and $183,000 for the years ended December 31, 2004 and 2003, respectively, are included in operating expense and
(loss) income from discontinued operations.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $21,943,000.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                              Principal     Monthly                           Principal
                              Balance At    Payment    Stated                  Balance
                             December 31,  Including  Interest   Maturity      Due At
         Property                2004       Interest    Rate       Date       Maturity
                                 (in thousands)                            (in thousands)

The Landings Apartments        $ 3,204        $ 21      4.21%    06/01/23       $ --
Raven Hill Apartments           11,607          75      4.21%    06/01/23           --
Fairlane East Apartments        10,913          71      4.21%    06/01/23           --

      Total                    $25,724        $167                              $ --

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005              $ 939
                               2006                 979
                               2007               1,021
                               2008               1,065
                               2009               1,111
                            Thereafter           20,609
                                                $25,724

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. During the years ended December 31, 2004 and 2003, these distribution preferences were met with the sale of Shadow Oaks Apartments in 2004 and the refinancings of Fairlane East, The Landings, and Raven Hill Apartments in 2003. As a result, approximately $323,000 and $1,210,000 of the previously subordinated fees were paid during the years ended December 31, 2004 and 2003, respectively. Total property management fees of approximately $337,000 and $409,000 for the years ended December 31, 2004 and 2003, respectively, were charged to expense and are included in operating expenses and (loss) income from discontinued operations on the consolidated statements of operations. Property management fees of approximately $135,000 and $164,000 for the years ended December 31, 2004 and 2003, respectively, have been deferred. The cumulative deferred management fees as of December 31, 2004 totaled approximately $105,000 and are included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $201,000 and $182,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $24,000 and $3,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2004, approximately $95,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses was adjusted based on actual costs (see "Note H"). The adjustment to management reimbursements was included in general and administrative expenses.

In accordance with the Partnership Agreement, during the year ended December 31, 2003, the Managing General Partner advanced approximately $385,000 to the Partnership to cover fees associated with the refinancings of three of the investment properties. The entire amount, including interest of approximately $3,000, was repaid during the same period. During the year ended December 31, 2004, the Managing General Partner advanced approximately $719,000 to the Partnership to cover operating expenses and redevelopment costs at Fairlane East Apartments. Interest accrues at the prime rate plus 2% (7.25% at December 31, 2004) and was approximately $11,000 for the year ended December 31, 2004. At December 31, 2004, approximately $730,000 of advances and accrued interest is included in due to affiliates.

In connection with the May 2003 refinancings of Fairlane East, The Landings and Raven Hill Apartments, the Partnership paid approximately $135,000 to the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets. The loan costs are amortized over the lives of the respective mortgages.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $102,000 and $136,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,817.00 Assignee units (the "Units") in the Partnership representing 58.65% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.65% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note D - Investment Properties and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                           Buildings         Cost
                                                          and Related     Capitalized
                                                           Personal      Subsequent to
        Description           Encumbrances      Land       Property       Acquisition
                             (in thousands)                             (in thousands)
The Landings Apartments
  Indianapolis, Indiana         $ 3,204         $ 552       $ 3,594         $ 2,621

Raven Hill Apartments
  Burnsville, Minnesota          11,607           909        11,603           1,944

Fairlane East Apartments
  Dearborn, Michigan             10,913         1,251        11,159           5,175

Totals                          $25,724        $2,712       $26,356         $ 9,740

                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                               Buildings
                                 And
                                Related
                                Personal           Accumulated    Date of      Date    Depreciable
     Description        Land    Property   Total  Depreciation  Construction Acquired  Life-Years
                                                 (in thousands)
The Landings
Apartments
  Indianapolis,        $ 562    $ 6,205   $ 6,767    $ 3,457       1974       10/84      5-30
Indiana

Raven Hill Apartments
  Burnsville,             909    13,547    14,456      8,130       1971       12/86      5-30
Minnesota

Fairlane East
Apartments
  Dearborn, Michigan    1,251    16,334    17,585      9,396       1973       12/85      5-30

  Totals               $2,722   $36,086   $38,808    $20,983

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                       Years Ended December 31,
                                         2004             2003
                                            (in thousands)
Investment Properties
Balance at beginning of year           $37,429          $46,298
  Property improvements                  1,418              461
  Assets held for sale                      --           (9,301)
  Disposal of assets                       (39)             (29)
Balance at end of year                 $38,808          $37,429

Accumulated Depreciation
Balance at beginning of year           $19,609          $22,644
  Additions charged to expense           1,404            1,786
  Assets held for sale                      --           (4,802)
  Disposal of assets                       (30)             (19)
Balance at end of year                 $20,983          $19,609

The sale of Shadow Oaks Apartments in January 2004 was previously disclosed as assets held for sale during the year ended December 31, 2003.

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $37,293,000 and $36,014,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $32,644,000 and $31,115,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):

                                          2004          2003
Net income as reported                   $ 3,505        $ 22
Add (deduct):
  Depreciation differences                  (265)         (71)
  Prepaid rent                               (28)          (6)
  Casualty gain                              (48)         (38)
  Gain on sale                             3,047           --
  Other                                       (4)        (238)

Federal taxable income (loss)            $ 6,207       $ (331)

Federal taxable income (loss) per
  Assignee unit                          $261.78      $(13.83)

The tax basis of the Partnership's assets and liabilities is approximately $6,950,000 less than the assets and liabilities as reported in the financial statements.

Note F - Casualty Events

In March 2004, Fairlane East Apartments incurred damages to its buildings as a result of a fire. During the year ended December 31, 2004, net fixed assets of approximately $9,000 were written off and proceeds of approximately $57,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $48,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

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

Note G - Sale of Discontinued Operations

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2004 and 2003 is approximately $67,000 and $1,367,000, respectively, of revenues generated by the property.

Note H - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Managing General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Managing General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $82,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Managing General Partner for the year ended December 31, 2003 were approximately $179,000, as compared to the estimated management reimbursements to the Managing General Partner for the year ended December 31, 2003 of approximately $97,000. The adjustment to management reimbursements was included in general and administrative expenses.

Note I - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Assignee Units of the Partnership as of December 31, 2004.


Entity                                  Number of Units      Percentage

AIMCO Properties, L.P.
  (an affiliate of AIMCO)                   8,820.0            37.44%
ORP Acquisition Partners, L.P.
  (an affiliate of AIMCO)                   4,997.0            21.21%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. During the years ended December 31, 2004 and 2003, these distribution preferences were met with the sale of Shadow Oaks Apartments in 2004 and the refinancings of Fairlane East, The Landings, and Raven Hill Apartments in 2003. As a result, approximately $323,000 and $1,210,000 of the previously subordinated fees were paid during the years ended December 31, 2004 and 2003, respectively. Total property management fees of approximately $337,000 and $409,000 for the years ended December 31, 2004 and 2003, respectively, were charged to expense and are included in operating expenses and (loss) income from discontinued operations on the consolidated statements of operations. Property management fees of approximately $135,000 and $164,000 for the years ended December 31, 2004 and 2003, respectively, have been deferred. The cumulative deferred management fees as of December 31, 2004 totaled approximately $105,000 and are included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $201,000 and $182,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $24,000 and $3,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2004, approximately $95,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses was adjusted based on actual costs (see "Item 7. Financial Statement - Note H"). The adjustment to management reimbursements was included in general and administrative expenses.

In accordance with the Partnership Agreement, during the year ended December 31, 2003, the Managing General Partner advanced approximately $385,000 to the Partnership to cover fees associated with the refinancings of three of the investment properties. The entire amount, including interest of approximately $3,000, was repaid during the same period. During the year ended December 31, 2004, the Managing General Partner advanced approximately $719,000 to the Partnership to cover operating expenses and redevelopment costs at Fairlane East Apartments. Interest accrues at the prime rate plus 2% (7.25% at December 31, 2004) and was approximately $11,000 for the year ended December 31, 2004. At December 31, 2004, approximately $730,000 of advances and accrued interest is included in due to affiliates.

In connection with the May 2003 refinancings of Fairlane East, The Landings and Raven Hill Apartments, the Partnership paid approximately $135,000 to the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets. The loan costs are amortized over the lives of the respective mortgages.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $102,000 and $136,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,817.00 Assignee units (the "Units") in the Partnership representing 58.65% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.65% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $45,000 and $49,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $4,000 and $13,000 for 2004 and 2003, respectively.

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


                              Oxford Residential Properties I Limited
                              Partnership


                               By:  Oxford Residential Properties I
                                    Corporation
                                    Managing General Partner


                               By:  /s/Martha L. Long
                                     Martha L. Long
                                     Senior Vice President


                                    /s/Stephen B. Waters
                               By:  Stephen B. Waters
                                    Vice President


                              Date: March 25, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive    Date: March 25, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice  Date: March 25, 2005
Martha L. Long                President

/s/Stephen B. Waters          Vice President            Date: March 25, 2005
Stephen B. Waters

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


Date:  March 25, 2005

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


Date:  March 25, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.