Form 10QSB
period 2005-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2005-05-12
CIK 744786

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2005


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
  Cash and cash equivalents                                                    $ 119
  Receivables and deposits                                                         239
  Restricted escrows                                                               109
  Other assets                                                                     721
  Investment properties:
   Land                                                         $ 2,722
   Buildings and improvements                                     36,406
                                                                 39,128
   Less accumulated depreciation                                 (21,333)       17,795
                                                                              $ 18,983
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                             $ 263
  Tenant security deposits                                                         110
  Accrued taxes                                                                    238
  Other liabilities                                                                266
  Due to affiliates (Note B)                                                     1,107
  Mortgage notes payable                                                        25,493

Partners' (Deficiency) Capital
  General partners                                              $ (2,203)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                (6,292)       (8,494)
                                                                              $ 18,983

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                  Three Months Ended
                                                                       March 31,
                                                                   2005          2004

Revenues:
  Rental income                                                  $ 1,384       $ 1,466
  Other income                                                       118           136
      Total revenues                                               1,502         1,602

Expenses:
  Operating                                                          721           626
  General and administrative                                          54            39
  Depreciation                                                       350           359
  Interest                                                           293           285
  Property taxes                                                     161           193
      Total expenses                                               1,579         1,502

(Loss) income from continuing operations                             (77)          100
Loss from discontinued operations (Note A)                            --          (166)
Gain on sale of discontinued operations (Note C)                      --         3,592
Net (loss) income                                                 $ (77)       $ 3,526

Net loss allocated to general partner                              $ (2)         $ (1)
Net (loss) income allocated to limited partners                      (75)        3,527
                                                                  $ (77)       $ 3,526
Per limited partnership unit:
  (Loss) income from continuing operations                       $ (3.18)       $ 4.16
  Loss from discontinued operations                                   --         (6.91)
  Gain on sale of discontinued operations                             --        152.47
                                                                 $ (3.18)      $149.72

Distributions per Assignee Unit                                    $ --        $176.03


         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                  Assignee    General       Assignor        Assignee
                                    Units    Partners   Limited Partner   Unit Holders     Total

Partners' (deficiency) capital
  at December 31, 2004              23,558    $(2,201)        $ 1           $(6,217)      $(8,417)

Net loss for the three
  months ended March 31, 2005           --         (2)           --             (75)          (77)

Partners' (deficiency) capital
  at March 31, 2005                 23,558    $(2,203)        $ 1           $(6,292)      $(8,494)

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2005         2004
Cash flows from operating activities:
  Net (loss) income                                               $   (77)      $ 3,526
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     350           359
     Amortization of loan costs                                         6             8
     Bad debt expense                                                  31            56
     Gain on sale of discontinued operations                           --        (3,592)
     Loss on early extinguishment of debt                              --            85
     Changes in accounts:
      Receivables and deposits                                        (50)           77
      Other assets                                                    (67)         (138)
      Accounts payable                                                 56            (6)
      Tenant security deposits payable                                  4           (37)
      Due to affiliates                                                60          (261)
      Accrued property taxes                                           24            63
      Other liabilities                                               (41)          (87)
          Net cash provided by operating activities                   296            53

Cash flows from investing activities:
  Property improvements and replacements                             (288)          (58)
  Net proceeds from sale of discontinued operations                    --         8,199
  Net withdrawals from restricted escrows                              --             5
          Net cash (used in) provided by investing activities        (288)        8,146

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (231)         (238)
  Repayment of mortgage note payable                                   --        (4,052)
  Advances from affiliate                                             117            --
  Distributions to partners                                            --        (4,147)
          Net cash used in financing activities                      (114)       (8,437)

Net decrease in cash and cash equivalents                            (106)         (238)
Cash and cash equivalents at beginning of period                      225           790

Cash and cash equivalents at end of period                        $   119        $ 552

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $   270        $ 332

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable      $    86        $ --

At December  31,  2004,  accounts  payable  included  approximately  $54,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the three months ended March 31, 2005.


         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three months ended March 31, 2004 reflects the operations of Shadow Oaks Apartments as loss from discontinued operations due to its sale in January 2004.

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $76,000 and $95,000 for the three months ended March 31, 2005 and 2004, respectively, were charged to expense and are included in operating expenses and loss from discontinued operations on the consolidated statements of operations. Property management fees of approximately $30,000 and $38,000 for the three months ended March 31, 2005 and 2004, respectively, have been deferred. During the three months ended March 31, 2004, the distribution preferences were met with the sale of Shadow Oaks Apartments and approximately $323,000 of the previously subordinated fees were paid. The cumulative deferred management fees as of March 31, 2005 totaled approximately $136,000 and are included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $62,000 and $33,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $20,000. There were no such fees charged for the three months ended March 31, 2004. The construction management service fees are calculated based on a percentage of additions to the investment properties. At March 31, 2005, approximately $108,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates.

In accordance with the Partnership Agreement, during the three months ended March 31, 2005, the Managing General Partner advanced approximately $117,000 to the Partnership to pay for capital improvement related payables at two of the investment properties. Interest on advances accrues at the prime rate plus 2% (7.75% at March 31, 2005) and was approximately $15,000 for the three months ended March 31, 2005. There were no such advances or interest during the three months ended March 31, 2004. At March 31, 2005, approximately $863,000 of advances and accrued interest is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $81,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $102,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Sale of Investment Property

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,592,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in loss from discontinued operations. Included in loss from discontinued operations for the three months ended March 31, 2004 is approximately $67,000 of revenue generated by the property.

Note D - Contingencies

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      The Landings Apartments (1)                   92%        89%
        Indianapolis, Indiana
      Raven Hill Apartments                         90%        92%
        Burnsville, Minnesota
      Fairlane East Apartments (2)                  77%        83%
        Dearborn, Michigan

   (1) The Managing General Partner attributes the increase in occupancy at The Landings Apartments to increased marketing and resident retention efforts at the property.

   (2) The Managing General Partner attributes the decrease in occupancy at Fairlane East Apartments to increased credit standards for tenants.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $77,000 compared to net income of approximately $3,526,000 for the three months ended March 31, 2004. The decrease in net income for the three months ended March 31, 2005 is primarily due to a gain on the sale of discontinued operations in 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the three months ended March 31, 2004 reflects the operations of Shadow Oaks Apartments as loss from discontinued operations due to its sale in January 2004.

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,592,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in loss from discontinued operations. Included in loss from discontinued operations for the three months ended March 31, 2004 is approximately $67,000 of revenue generated by the property.

Excluding the gain on sale and loss from discontinued operations, the Partnership had a loss from continuing operations of approximately $77,000 for the three months ended March 31, 2005 and income from continuing operations of approximately $100,000 for the three months ended March 31, 2004. The decrease in income from continuing operations for the three months ended March 31, 2005 is due to a decrease in total revenues and an increase in total expenses. Total revenues for the three months ended March 31, 2005 decreased due to decreases in rental and other income. Rental income decreased due to decreases in the average rental rates at all of the Partnership's properties and in occupancy at Raven Hill and Fairlane East Apartments partially offset by an increase in occupancy at The Landings Apartments. Other income decreased due to decreases in lease cancellation fees at all of the investment properties and in cleaning and damage fees at The Landings Apartments.

Total expenses increased for the three months ended March 31, 2005 due to increases in operating and general and administrative expenses partially offset by a decrease in property tax expense. Operating expense increased due to increases in property and administrative expenses. Property expense increased due to increases in payroll and related costs and utilities at all of the Partnership's properties. Administrative expense increased due to an increase and in ad valorem tax service at The Landings Apartments. Property tax expense decreased due to decreases in the tax rate at Raven Hill Apartments and due to a decrease in the assessed value at The Landings Apartments.

General and administrative expense increased for the three months ended March 31, 2005 due to an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $119,000 compared to approximately $552,000 at March 31, 2004. For the three months ended March 31, 2005, cash and cash equivalents decreased by approximately $106,000. The decrease in cash and cash equivalents is due to approximately $288,000 of cash used in investing activities and approximately $114,000 of cash used in financing activities, partially offset by approximately $296,000 of cash provided by operating activities. Net cash used in investing activities consisted of property improvements and replacements. Net cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's properties are detailed below.

The Landings Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $136,000 of capital improvements at The Landings Apartments, consisting primarily of heating unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Raven Hill Apartments
During the three months ended March 31, 2005, the Partnership completed approximately $55,000 of capital improvements at Raven Hill Apartments, consisting primarily of major landscaping and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $129,000 of capital improvements at Fairlane East Apartments, consisting primarily of building improvements and motor vehicles. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the fourth quarter of 2005 at a total estimated cost of approximately $4,048,000 of which approximately $776,000 was completed as of March 31, 2005. The project is being funded by operations and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fairlane East Apartments of approximately $10,815,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. The mortgage indebtedness encumbering Raven Hill and The Landings Apartments of approximately $14,678,000 matures in June 2023 at which time the loans are scheduled to be fully amortized. The mortgage notes have a call option, which allows for the lender to declare the outstanding principal of the loans due and payable in July 2008 and on every fifth anniversary thereafter.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands, except per unit data):

                       Three Months                     Three Months
                           Ended       Per Assignee         Ended        Per Assignee
                      March 31, 2005       Unit        March 31, 2004        Unit

Sale (1)                   $ --            $ --            $4,147           $176.03

(1) Proceeds from the sale of Shadow Oaks Apartments in January 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,817 limited partnership units (the "Units") in the Partnership representing 58.65% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.65% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                               Date: May 12, 2005

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


Date:  May 12, 2005

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


Date:  May 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.