Form 10QSB
period 2005-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2005-08-15
CIK 744786

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 2005


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

            See Accompanying Notes to Consolidated Financial Statements





                                        1
                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005



Assets

  Cash and cash equivalents                                                    $   146
  Receivables and deposits                                                         252
  Restricted escrows                                                               109
  Other assets                                                                     671
  Investment properties:
   Land                                                         $ 2,722
   Buildings and improvements                                     37,448
                                                                  40,170
   Less accumulated depreciation                                 (21,692)       18,478
                                                                               $19,656
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                             $   330
  Tenant security deposits                                                         110
  Accrued taxes                                                                    273
  Other liabilities                                                                307
  Due to affiliates (Note B)                                                     2,075
  Mortgage notes payable                                                        25,259

Partners' (Deficiency) Capital
  General partners                                              $ (2,207)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                (6,492)       (8,698)
                                                                              $ 19,656

                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                  2005          2004         2005        2004

Revenues:
  Rental income                                  $ 1,326      $ 1,486      $ 2,710     $ 2,952
  Other income                                       149          133          267         269
  Casualty gain (Note D)                              --           35           --          35
      Total revenues                               1,475        1,654        2,977       3,256

Expenses:
  Operating                                          873          848        1,594       1,474
  General and administrative                          72           57          126          96
  Depreciation                                       359          363          709         722
  Interest                                           233          285          526         570
  Property taxes                                     142          175          303         368
       Total expenses                              1,679        1,728        3,258       3,230

(Loss) income from continuing operations            (204)         (74)        (281)         26
Loss from discontinued operations
  (Note C)                                            --           --           --        (166)
Gain on sale of discontinued operations
  (Note C)                                            --          108           --       3,700

Net (loss) income                                $ (204)        $ 34        $ (281)    $ 3,560

Net loss allocated to general partners            $ (4)         $ (1)        $ (6)       $ (3)
Net (loss) income allocated to assignee
  unit holders                                      (200)          35         (275)      3,563

                                                 $ (204)        $ 34        $ (281)    $ 3,560
Per assignee unit:
  (Loss) income from continuing operations       $ (8.49)     $ (3.09)     $(11.67)     $ 1.08
  Loss from discontinued operations                   --           --           --       (6.90)
  Gain on sale of discontinued operations             --         4.58           --      157.06

Net (loss) income                                $ (8.49)      $ 1.49      $(11.67)    $151.24

Distributions per Assignee Unit                   $ --         $ 6.37        $ --      $182.40


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                  Assignee    General       Assignor        Assignee
                                    Units    Partners   Limited Partner   Unit Holders     Total

Partners' (deficiency) capital
  at December 31, 2004              23,558    $(2,201)        $ 1           $(6,217)      $(8,417)

Net loss for the six
  months ended June 30, 2005            --         (6)           --            (275)         (281)

Partners' (deficiency) capital
  at June 30, 2005                  23,558    $(2,207)        $ 1           $(6,492)      $(8,698)


                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                     2005         2004
Cash flows from operating activities:
  Net (loss) income                                                 $ (281)      $ 3,560
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                       709          722
     Amortization of loan costs                                          13           15
     Bad debt expense                                                    73           87
     Gain on sale of discontinued operations                             --       (3,700)
     Casualty gain                                                       --          (35)
     Loss on early extinguishment of debt                                --           85
     Changes in assets and liabilities:
      Receivables and deposits                                         (105)           9
      Other assets                                                      (24)         (87)
      Accounts payable                                                   32           99
      Tenant security deposits                                            4          (39)
      Due to affiliates                                                 156         (338)
      Accrued property tax                                               59           57
      Other liabilities                                                  --         (123)
          Net cash provided by operating activities                     636          312

Cash flows from investing activities:
  Property improvements and replacements                             (1,239)        (221)
  Net withdrawals from restricted escrows                                --            5
  Net proceeds from sale of discontinued operations                      --        8,199
  Insurance proceeds received                                            --           44
          Net cash (used in) provided by investing activities        (1,239)       8,027

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (465)        (462)
  Repayment of mortgage notes payable                                    --       (4,052)
  Distributions to partners                                              --       (4,297)
  Advances from affiliate                                               989           --
          Net cash provided by (used in) financing activities           524       (8,811)

Net decrease in cash and cash equivalents                               (79)        (472)
Cash and cash equivalents at beginning of period                        225          790

Cash and cash equivalents at end of period                           $ 146        $ 318

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 537        $ 607

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable         $ 177        $ 94

At December  31,  2004,  accounts  payable  included  approximately  $54,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the six months ended June 30, 2005.

                                       20
                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and six months ended June 30, 2004 reflect the operations of Shadow Oaks Apartments as loss from discontinued operations due to its sale in January 2004.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $151,000 and $193,000 for the six months ended June 30, 2005 and 2004, respectively, were charged to expense and are included in operating expenses and loss from discontinued operations on the accompanying consolidated statements of operations. Property management fees of approximately $60,000 and $77,000 for the six months ended June 30, 2005 and 2004, respectively, have been deferred. During the six months ended June 30, 2004, the distribution preferences were met with the sale of Shadow Oaks Apartments and approximately $323,000 of the previously subordinated fees were paid. The cumulative deferred management fees as of June 30, 2005 totaled approximately $165,000 and are included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $110,000 and $76,000 for the six months ended June 30, 2005 and 2004, respectively, which is

                OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                                   (Unaudited)


Note B - Transactions with Affiliates (continued)

included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $27,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At June 30, 2005, approximately $152,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates.

In accordance with the Partnership Agreement, during the six months ended June 30, 2005, the Managing General Partner advanced approximately $989,000 to the Partnership to pay for capital improvements, real estate taxes and redevelopment related items at the investment properties. Interest on advances is charged at the prime rate plus 2% (8.25% at June 30, 2005) and was approximately $38,000 for the six months ended June 30, 2005. There were no such advances or interest during the six months ended June 30, 2004. At June 30, 2005, approximately $1,758,000 of advances and accrued interest is included in due to affiliates. Subsequent to June 30, 2005, the Partnership received advances of approximately $183,000 to fund the redevelopment at Fairlane East Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $107,000 and $102,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in loss from discontinued operations. Included in loss from discontinued operations for the six months ended June 30, 2004 is approximately $67,000 of revenue generated by the property.

Note D - Casualty Gain

In March 2004, Fairlane East Apartments incurred damages to its buildings as a result of a fire. During the six months ended June 30, 2004, net fixed assets of approximately $9,000 were written off and insurance proceeds of approximately $44,000 were received to repair the damaged units. Accordingly, a casualty gain of approximately $35,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

Note E - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note F - Redevelopment of Property

One of the Partnership's investment properties, Fairlane East Apartments, is currently under redevelopment. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the fourth quarter of 2005 at a total estimated cost of approximately $4,288,000 of which approximately $1,424,000 was completed as of June 30, 2005. Included in these construction costs are capitalized interest costs of approximately $65,000, capitalized tax and insurance expenses of approximately $21,000 and other construction period operating costs of approximately $23,000 for the six months ended June 30, 2005.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      The Landings Apartments (1)                   94%        88%
        Indianapolis, Indiana
      Raven Hill Apartments                         90%        91%
        Burnsville, Minnesota
      Fairlane East Apartments (2)                  72%        84%
        Dearborn, Michigan

(1) The Managing General Partner attributes the increase in occupancy at The Landings Apartments to increased marketing and resident retention efforts at the property.

(2) The Managing General Partner attributes the decrease in occupancy at Fairlane East Apartments to increased credit standards for tenants and due to apartment units being unoccupied while the property is under redevelopment. At June 30, 2005, approximately 21 units were unoccupied due to the redevelopment.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $204,000 and $281,000 compared to net income of approximately $34,000 and $3,560,000 for the corresponding periods in 2004. The decrease in net income for the three and six months ended June 30, 2005 is primarily due to the gain recognized on the sale of Shadow Oaks Apartments in 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three and six months ended June 30, 2004 reflect the operations of Shadow Oaks Apartments as loss from discontinued operations due to its sale in January 2004.

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in loss from discontinued operations. Included in loss from discontinued operations for the six months ended June 30, 2004 is approximately $67,000 of revenue generated by the property.

Excluding the gain on sale and loss from discontinued operations, the Partnership had a loss from continuing operations of approximately $204,000 and $74,000 for the three months ended June 30, 2005 and 2004, respectively. Excluding the gain on sale and loss from discontinued operations, the Partnership had a loss from continuing operations of approximately $281,000 for the six months ended June 30, 2005 compared to income from continuing operations of approximately $26,000 for the corresponding period in 2004. The increase in loss from continuing operations for the three months ended June 30, 2005 is due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in income from continuing operations for the six months ended June 30, 2005 is due to a decrease in total revenues and a slight increase in total expenses.

Total revenues for the three months ended June 30, 2005 decreased due to a decrease in rental income and a casualty gain recognized in 2004 partially offset by an increase in other income. Total revenues for the six months ended June 30, 2005 decreased due to a decrease in rental income and the recognition of a casualty gain in 2004. Rental income for both periods decreased due to decreases in the average rental rates at all of the Partnership's properties and in occupancy at Fairlane East and Raven Hill Apartments partially offset by an increase in occupancy at The Landings Apartments and a decrease in bad debt expense at all of the investment properties. Other income for the three month period increased due to increases in lease cancellation fees and utility reimbursements at Raven Hill and Fairlane East Apartments.

In March 2004, Fairlane East Apartments incurred damages to its buildings as a result of a fire. During the six months ended June 30, 2004, net fixed assets of approximately $9,000 were written off and insurance proceeds of approximately $44,000 were received to repair the damaged units. Accordingly, a casualty gain of approximately $35,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

Total expenses decreased for the three months ended June 30, 2005 due to decreases in interest and property tax expenses partially offset by increases in operating and general and administrative expenses. Total expenses increased for the six months ended June 30, 2005 due to increases in operating and general and administrative expenses partially offset by decreases in interest and property tax expenses. Operating expense for both periods increased due to increases in advertising and property expenses. Advertising expense increased due to increases in periodical advertising at Fairlane East Apartments and in internet advertising and resident relations at all of the investment properties. Property expense increased due to increases in payroll and related costs and utilities at all of the Partnership's properties. Interest expense for both periods decreased due to interest capitalized in 2005 associated with the redevelopment at Fairlane East Apartments partially offset by an increase in interest on advances from an affiliate of the Managing General Partner. Property tax expense for both periods decreased due to taxes capitalized in 2005 associated with the redevelopment at Fairlane East Apartments and a refund of prior year taxes at Raven Hill Apartments.

General and administrative expenses for both periods increased due to an increase in the cost of the annual audit and tax services. Included in general and administrative expense for the six months ended June 30, 2005 and 2004 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $146,000 compared to approximately $318,000 at June 30, 2004. For the six months ended June 30, 2005, cash and cash equivalents decreased by approximately $79,000. The decrease in cash and cash equivalents is due to approximately $1,239,000 of cash used in investing activities partially offset by approximately $636,000 of cash provided by operating activities and approximately $524,000 of cash provided by financing activities. Net cash used in investing activities consisted of property improvements and replacements. Net cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering the investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Landings Apartments

During the three months ended June 30, 2005, the Partnership completed approximately $207,000 of capital improvements at The Landings Apartments, consisting primarily of heating unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Raven Hill Apartments

During the three months ended June 30, 2005, the Partnership completed approximately $129,000 of capital improvements at Raven Hill Apartments, consisting primarily of major landscaping, furniture and fixtures, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

During the three months ended June 30, 2005, the Partnership completed approximately $1,026,000 of capital improvements at Fairlane East Apartments, consisting primarily of building improvements and motor vehicles. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the fourth quarter of 2005 at a total estimated cost of approximately $4,288,000 of which approximately $1,424,000 was completed as of June 30, 2005. Included in these construction costs are capitalized interest costs of approximately $65,000, capitalized tax and insurance expenses of approximately $21,000 and other construction period operating costs of approximately $23,000 for the six months ended June 30, 2005. The project is being funded by operations and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fairlane East Apartments of approximately $10,716,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. The mortgage indebtedness encumbering Raven Hill and The Landings Apartments of approximately $14,543,000 matures in June 2023 at which time the loans are scheduled to be fully amortized. The mortgage notes have a call option, which allows for the lender to declare the outstanding principal of the loans due and payable in July 2008 and on every fifth anniversary thereafter.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                        Six Months                       Six Months
                           Ended       Per Assignee         Ended        Per Assignee
                       June 30, 2005       Unit         June 30, 2004        Unit

Sale (1)                   $ --            $ --            $4,147           $176.03
Operations                   --              --               150              6.37
                           $ --            $ --            $4,297           $182.40

(1) Proceeds from the sale of Shadow Oaks Apartments in January 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts due to the Managing General Partner at June 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,817 limited partnership units (the "Units") in the Partnership representing 58.65% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.65% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                              Date: August 12, 2005

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  August 12, 2005

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


Date:  August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.