Form 10QSB
period 2005-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2005-11-14
CIK 744786

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
  Cash and cash equivalents                                                    $ 190
  Receivables and deposits                                                         180
  Restricted escrows                                                                60
  Other assets                                                                     644
  Investment properties (Note F):
   Land                                                         $ 2,722
   Buildings and improvements                                     38,491
                                                                  41,213
   Less accumulated depreciation                                 (22,003)       19,210
                                                                              $ 20,284
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                             $ 323
  Tenant security deposits                                                         123
  Accrued taxes                                                                    320
  Other liabilities                                                                299
  Due to affiliates (Note B)                                                     3,029
  Mortgage notes payable                                                        25,023

Partners' (Deficiency) Capital
  General partners                                              $ (2,209)
  Assignor limited partner                                             1
  Assignee unit holders (23,558 units outstanding)                (6,625)       (8,833)
                                                                              $ 20,284

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                  Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                                  2005          2004         2005        2004
Revenues:
  Rental income                                  $ 1,391      $ 1,490      $ 4,101     $ 4,442
  Other income                                       142          161          409         430
  Casualty gains (Note D)                             28           --           28          35
      Total revenues                               1,561        1,651        4,538       4,907

Expenses:
  Operating                                          901          811        2,495       2,285
  General and administrative                          56           49          182         145
  Depreciation                                       323          337        1,032       1,059
  Interest                                           256          282          782         852
  Property taxes                                     160          190          463         558
       Total expenses                              1,696        1,669        4,954       4,899

(Loss) income from continuing operations            (135)         (18)        (416)          8
Loss from discontinued operations
  (Note C)                                            --           --           --        (166)
Gain on sale of discontinued operations
  (Note C)                                            --           --           --       3,700

Net (loss) income                                $ (135)       $ (18)       $ (416)    $ 3,542

Net loss allocated to general
  partners                                        $ (3)         $ --         $ (8)       $ (3)
Net (loss) income allocated to limited
  Partners                                          (132)         (18)        (408)      3,545

                                                 $ (135)       $ (18)       $ (416)    $ 3,542
Per assignee unit:
  (Loss) income from continuing operations       $ (5.65)     $ (0.76)     $(17.32)     $ 0.32
  Loss from discontinued operations                   --           --           --       (6.90)
  Gain on sale of discontinued operations             --           --           --      157.06

Net (loss) income                                $ (5.65)     $ (0.76)     $(17.32)    $150.48

Distributions per assignee unit                   $ --          $ --         $ --      $182.40

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                        Assignor
                                  Assignee     General       Limited      Assignee
                                    Units     Partners       Partner    Unit Holders     Total

Partners' (deficiency) capital
  at December 31, 2004              23,558     $(2,201)        $ 1        $ (6,217)    $ (8,417)

Net loss for the nine months
  ended September 30, 2005              --          (8)           --          (408)        (416)

Partners' (deficiency) capital
  at September 30, 2005             23,558     $(2,209)        $ 1        $ (6,625)    $ (8,833)

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     2005         2004
Cash flows from operating activities:
  Net (loss) income                                                 $ (416)      $ 3,542
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     1,032        1,059
     Amortization of loan costs                                          19           39
     Bad debt expense                                                   107          139
     Gain on sale of discontinued operations                             --       (3,700)
     Casualty gain                                                      (28)         (35)
     Loss on early extinguishment of debt                                --           85
     Changes in assets and liabilities:
      Receivables and deposits                                         (117)           7
      Other assets                                                       (3)        (134)
      Accounts payable                                                 (107)         104
      Tenant security deposits                                           17          (50)
      Due to affiliates                                                 275         (284)
      Accrued property tax                                              106          163
      Other liabilities                                                  (8)        (161)
          Net cash provided by operating activities                     877          774

Cash flows from investing activities:
  Property improvements and replacements                             (2,165)        (813)
  Net withdrawals from restricted escrows                                49            5
  Net proceeds from sale of discontinued operations                      --        8,199
  Insurance proceeds received                                            81           44
          Net cash (used in) provided by investing activities        (2,035)       7,435

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (701)        (688)
  Repayment of mortgage note payable                                     --       (4,052)
  Distributions to partners                                              --       (4,297)
  Advances from affiliate                                             1,824          212
          Net cash provided by (used in) financing activities         1,123       (8,825)

Net decrease in cash and cash equivalents                               (35)        (616)
Cash and cash equivalents at beginning of period                        225          790

Cash and cash equivalents at end of period                           $ 190        $ 174

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 802        $ 893

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable         $ 309        $ 21

At December  31,  2004,  accounts  payable  included  approximately  $54,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the nine months ended September 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

             OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Financial Statements

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential
Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 reflect the operations of Shadow Oaks Apartments as loss from discontinued operations due to its sale in January 2004.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $224,000 and $262,000 for the nine months ended September 30, 2005 and 2004, respectively, were charged to expense and are included in operating expenses and loss from discontinued operations on the accompanying consolidated statements of operations. Property management fees of approximately $90,000 and $105,000 for the nine months ended September 30, 2005 and 2004, respectively, have been deferred. During the nine months ended September 30, 2004, the distribution preferences were met with the sale of Shadow Oaks Apartments and approximately $323,000 of the previously subordinated fees were paid. The cumulative deferred management fees as of September 30, 2005 totaled approximately $195,000 and are included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $182,000 and $109,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $58,000 and $3,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. At September 30, 2005, approximately $196,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2005, the Managing General Partner advanced approximately
$1,824,000 to the Partnership to pay for capital improvements, operating expenses, real estate taxes and redevelopment related items at the investment properties. Interest on advances is charged at the prime rate plus 2% (8.75% at September 30, 2005) and interest expense was approximately $84,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Managing General Partner advanced approximately $212,000 to the Partnership to cover operating expenses and redevelopment costs at Fairlane East Apartments. Interest accrued at the prime rate plus 2% (8.75% at September 30, 2004) and was approximately $1,000 for the nine months ended September 30, 2004. At September 30, 2005, approximately $2,638,000 of advances and accrued interest is included in due to affiliates. Subsequent to September 30, 2005, the Partnership received advances of approximately $697,000 to fund redevelopment and operational expenses at the Partnership's properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $107,000 and $102,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in loss from discontinued operations. Included in loss from discontinued operations for the nine months ended September 30, 2004 is approximately $67,000 of revenues generated by the property.

Note D - Casualty Gain

In March 2004, Fairlane East Apartments incurred damages to its buildings as a result of a fire. During the nine months ended September 30, 2004, net damaged assets of approximately $9,000 were written off and insurance proceeds of approximately $44,000 were received to repair the damaged units. Accordingly, a casualty gain of approximately $35,000 was recognized as a result of the difference between the proceeds received and the write-off of the damaged assets. In December 2004, Fairlane East Apartments incurred water damages to one unit. During the three and nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $31,000 to repair the damaged unit and net undepreciated damaged assets of approximately $3,000 were written off. The Partnership recorded a casualty gain of approximately $28,000 during the three and nine months ended September 30, 2005.

In April 2005, Raven Hill Apartments incurred damage to three units as a result of a fire. During the three and nine months ended September 30, 2005 insurance proceeds of $50,000 were received. The Managing General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will be recorded from this event.

Note E - Contingencies

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Note F - Redevelopment of Property

One of the Partnership's investment properties, Fairlane East Apartments, is currently under redevelopment. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the first quarter of 2006 at a total estimated cost of approximately $4,399,000 of which approximately $1,658,000 was completed as of September 30, 2005. Included in these construction costs are capitalized interest costs of approximately $126,000, capitalized tax and insurance expenses of approximately $31,000 and other construction period operating costs of approximately $18,000 for the nine months ended September 30, 2005. At September 30, 2005 19 units were unoccupied due to the redevelopment.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      The Landings Apartments (1)                   95%        88%
        Indianapolis, Indiana
      Raven Hill Apartments                         91%        92%
        Burnsville, Minnesota
      Fairlane East Apartments (2)                  71%        86%
        Dearborn, Michigan

(1) The Managing General Partner attributes the increase in occupancy at The Landings Apartments to increased marketing and resident retention efforts at the property.

(2) The Managing General Partner attributes the decrease in occupancy at Fairlane East Apartments to increased credit standards for tenants and to apartment units being unoccupied while the property is under redevelopment. At September 30, 2005, approximately 19 units were unoccupied due to the redevelopment.

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

Results of Operations

The Partnership's net loss for the three months ended September 30, 2005 was approximately $135,000 compared to net loss of approximately $18,000 for the corresponding period in 2004. The Partnership's net loss for the nine months ended September 30, 2005 was approximately $416,000 compared to net income of approximately $3,542,000 for the corresponding period in 2004. The increase in net loss for the three months ended September 30, 2005 is primarily due to a decrease in total revenues and an increase in total expenses. The decrease in net income for the nine months ended September 30, 2005 is primarily due to the gain recognized on the sale of Shadow Oaks Apartments in 2004 and a decrease in total revenues and increase in total expenses from the remaining properties.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and nine months ended September 30, 2004 reflect the operations of Shadow Oaks Apartments as loss from discontinued operations due to its sale in January 2004.

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party, for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in loss from discontinued operations. Included in loss from discontinued operations for the nine months ended September 30, 2004 is approximately $67,000 of revenues generated by the property.

Excluding the gain on sale and loss from discontinued operations, the Partnership had a loss from continuing operations of approximately $135,000 and $18,000 for the three months ended September 30, 2005 and 2004, respectively. Excluding the gain on sale and loss from discontinued operations, the Partnership had a loss from continuing operations of approximately $416,000 for the nine months ended September 30, 2005 compared to income of approximately $8,000 for the corresponding period in 2004. The decrease in income from continuing operations for the three and nine months ended September 30, 2005 is due to a decrease in total revenues and an increase in total expenses.

Total revenues for the three months ended September 30, 2005 decreased due to decreases in rental income and other income. Total revenues for the nine months ended September 30, 2005 decreased due to decreases in rental income and other income and due to a decrease in casualty gains. Rental income decreased due to decreases in the average rental rates at The Landings and Raven Hill Apartments and a significant decrease in occupancy at Fairlane East Apartments partially offset by an increase in occupancy at The Landings Apartments. Other income decreased due to decreases in lease cancellation fees at all of the investment properties.

In March 2004, Fairlane East Apartments incurred damages to its buildings as a result of a fire. During the nine months ended September 30, 2004, net damaged assets of approximately $9,000 were written off and proceeds of approximately $44,000 were received from the insurance company to repair the damaged units. Accordingly, a casualty gain of approximately $35,000 was recognized as a result of the difference between the proceeds received and the write-off of the damaged assets.

In December 2004, Fairlane East Apartments incurred water damages to one unit. During the three and nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $31,000 to repair the damaged unit and net undepreciated damaged assets of approximately $3,000 were written off. The Partnership recorded a casualty gain of approximately $28,000 during the three and nine months ended September 30, 2005.

Total expenses increased for the three and nine months ended September, 2005 due to increases in operating and general and administrative expenses partially offset by decreases in interest, property tax and depreciation expenses. Operating expense for both periods increased due to increases in advertising and property expenses. Advertising expense increased due to increases in radio and television and other advertising at Fairlane East Apartments and in internet advertising and resident relations at all of the investment properties. Property expense increased due to increases in payroll and related costs and utilities at all of the Partnership's properties. Interest expense for both periods decreased due to interest capitalized in 2005 associated with the redevelopment at Fairlane East Apartments partially offset by an increase in interest on advances from an affiliate of the Managing General Partner. Property tax expense for both periods decreased due to taxes capitalized in 2005 associated with the redevelopment at Fairlane East Apartments and a refund of prior year taxes at Raven Hill Apartments. Depreciation expense decreased due to some assets at Raven Hill and Fairlane East Apartments becoming fully depreciated in 2005.

General and administrative expenses for both periods increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and the cost of audit related and tax services. Also included in general and administrative expense for the three and nine months ended September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $190,000, compared to approximately $174,000 at September 30, 2004. For the nine months ended September 30, 2005, cash and cash equivalents decreased by approximately $35,000. The decrease in cash and cash equivalents is due to approximately $2,035,000 of cash used in investing activities partially offset by approximately $877,000 of cash provided by operating activities and approximately $1,123,000 of cash provided by financing activities. Net cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows and insurance proceeds. Net cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering the investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2005, the Managing General Partner advanced approximately
$1,824,000 to the Partnership to pay for capital improvements, operating expenses, real estate taxes and redevelopment related items at the investment properties. Interest on advances is charged at the prime rate plus 2% (8.75% at September 30, 2005) and interest expense was approximately $84,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Managing General Partner advanced approximately $212,000 to the Partnership to cover operating expenses and redevelopment costs at Fairlane East Apartments. Interest accrued at the prime rate plus 2% (8.75% at September 30, 2004) and was approximately $1,000 for the nine months ended September 30, 2004. At September 30, 2005, approximately $2,638,000 of advances and accrued interest is included in due to affiliates. Subsequent to September 30, 2005, the Partnership received advances of approximately $697,000 to fund redevelopment and operational expenses at the Partnership's properties.

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

The Landings Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $341,000 of capital improvements at The Landings Apartments, consisting primarily of heating and air conditioning units, sewer upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Raven Hill Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $269,000 of capital improvements at Raven Hill Apartments, consisting primarily of major landscaping, casualty repairs, furniture and fixtures, and appliance and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $1,810,000 of capital improvements at Fairlane East Apartments, consisting primarily of building improvements related to the redevelopment, floor covering and appliance replacements, casualty improvements and motor vehicles. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the first quarter of 2006 at a total estimated cost of approximately $4,399,000 of which approximately $1,658,000 was completed as of September 30, 2005. Included in these construction costs are capitalized interest costs of approximately $126,000, capitalized tax and insurance expenses of approximately $31,000 and other construction period operating costs of approximately $18,000 for the nine months ended September 30, 2005. The project is being funded by operations and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fairlane East Apartments of approximately $10,616,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. The mortgage indebtedness encumbering Raven Hill and The Landings Apartments of approximately $14,407,000 matures in June 2023 at which time the loans are scheduled to be fully amortized. The mortgage notes have a call option, which allows for the lender to declare the outstanding principal of the loans due and payable in July 2008 and on every fifth anniversary thereafter.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

              Nine Months Ended                  Nine Months Ended
                September 30,     Per Assignee     September 30,    Per Assignee
                     2005             Unit             2004              Unit
Sale (1)             $ --             $ --            $4,147           $176.03
Operations              --               --              150              6.37
                     $ --             $ --            $4,297           $182.40

(1) Proceeds from the sale of Shadow Oaks Apartments in January 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts due to the Managing General Partner at September 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,827 limited partnership units (the "Units") in the Partnership representing 58.69% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.69% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                             Date: November 14, 2005

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


Date:  November 14, 2005

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


Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.