Form 10KSB
period 2005-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2006-03-30
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-14533

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

(Name of small business issuer in its charter)

Maryland	52-1322906
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Assignee Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act []

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.   $6,336,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Oxford Residential Properties I Limited Partnership (the "Partnership" or the "Registrant") was formed on January 19, 1984, under the Maryland Revised Uniform Limited Partnership Act to acquire, own and operate residential properties. The General Partners of the Partnership are Oxford Residential Properties I Corporation and Oxford Fund I Limited Partnership. Oxford Residential Properties I Corporation serves as the managing general partner (the "Managing General Partner") and Oxford Fund I Limited Partnership serves as the Associated General Partner. The Partnership sold $25,714,000 of Assignee Units in a public offering that concluded on October 18, 1985. The net offering proceeds were used to acquire residential properties. Effective September 20, 2000, Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, acquired a 100% ownership interest in the Managing General Partner’s sole shareholder.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2027, unless terminated prior to such date.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership’s properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

A further description of the Partnership’s business is included in the “Management’s Discussion and Analysis or Plan of Operation” included in “Item 6” of this Form 10-KSB.

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

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which is included in loss from discontinued operations.  Included in loss from discontinued operations for the year ended December 31, 2004 is approximately $67,000 of revenues generated by the property.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
The Landings	$ 7,316	$ 3,791	5-30 yrs	S/L	$ 1,730
Raven Hill	14,813	8,526	5-30 yrs	S/L	2,434
Fairlane East	19,841	9,938	5-30 yrs	S/L	4,955

Totals	$41,970	$22,255			$ 9,119

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Properties	2005	Rate (1)	Amortized	Date(2)	Maturity (3)
	(in thousands)				(in thousands)

The Landings	$ 3,087	4.21%	20 yrs	06/01/23	$ --
Raven Hill	11,183	4.21%	20 yrs	06/01/23	--
Fairlane East	10,515	4.21%	20 yrs	06/01/23	--

Totals	$24,785				$ --

(1)

Fixed rate mortgages.

(2)

Lender has the option to call each of the mortgages on July 1, 2008 and every fifth anniversary thereafter.

(3)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Properties	2005	2004	2005	2004

The Landings (1)	$ 6,904	$ 7,183	95%	86%
Raven Hill	8,931	9,243	92%	92%
Fairlane East (2)	12,396	12,275	72%	85%

(1)

The Managing General Partner attributes the increase in occupancy at The Landings Apartments to increased marketing and resident retention efforts at the property.

(2)

The Managing General Partner attributes the decrease in occupancy at Fairlane East Apartments to increased credit standards for tenants and due to the current redevelopment of the property that resulted in units unavailable for rent during 2005.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less.  No tenant leases 10% or more of the available rental space. The properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. See “Capital Improvements” below for description of redevelopment project at Fairlane East Apartments.

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2005
	Billing	Rate
	(in thousands)
The Landings Apartments	$ 72	1.87%
Raven Hill Apartments	235	1.31%
Fairlane East Apartments	437	6.53%

Capital Improvements

The Landings Apartments

During the year ended December 31, 2005, the Partnership completed approximately $549,000 of capital improvements at The Landings Apartments, consisting primarily of structural improvements, major landscaping, water and sewer upgrades and floor covering, air conditioning unit, and appliance replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Raven Hill Apartments

During the year ended December 31, 2005, the Partnership completed approximately $500,000 of capital improvements at Raven Hill Apartments, consisting primarily of furniture and fixtures, casualty repairs, exterior lighting, heating upgrades, and floor covering, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairlane East Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,977,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $126,000, real estate taxes of approximately $31,000 and other construction period costs of approximately $18,000. Additional capital improvements of approximately $310,000 consisted primarily of furniture upgrades, and water heater, heating, air conditioning unit, appliance, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in April 2006 at a total cost of approximately $2,710,000, approximately $685,000 of which was completed during 2004. The project is being funded by advances from an affiliate of the Managing General Partner. Approximately $1,446,000 was advanced during the year ended December 31, 2005 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $48,000 for property redevelopment during 2006. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the Managing General Partner, or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

The Partnership originally issued 25,714 Assignee Units and through December 31, 2005, had redeemed a total of 2,156 Assignee Units, ranging in price from $332 to $600 per Assignee Unit. As of December 31, 2005, there were 718 holders of record owning an aggregate of 23,558 Assignee Units outstanding. Affiliates of the Managing General Partner owned 13,827 Assignee Units or 58.69% at December 31, 2005. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee
	December 31, 2005	Unit	December 31, 2004	Unit

Sale (1)	$ --	$ --	$ 4,147	$176.03
Operations	--	--	150	6.37
Total	$ --	$ --	$ 4,297	$182.40

(1)

Proceeds from the sale of Shadow Oaks Apartments in January 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,827.00 Assignee units (the "Units") in the Partnership representing 58.69% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.69% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $543,000 compared to net income of approximately $3,505,000 for the year ended December 31, 2004. The decrease in net income for the year ended December 31, 2005 is primarily due to the gain recognized on the sale of Shadow Oaks Apartments in 2004 and a decrease in total revenues and increase in total expenses from the remaining properties.

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property.  During the year ended December 31, 2004 the Partnership realized a gain of approximately $3,700,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS 144, the statements of operations included in “Item 7. Financial Statements” reflect the operations of Shadow Oaks Apartments as loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2004 is approximately $67,000 of revenues generated by the property.

Excluding the loss from discontinued operations and gain on sale of discontinued operations, the Partnership’s loss from continuing operations was approximately $543,000 and $29,000 for the years ended December 31, 2005 and 2004, respectively. The increase in loss from continuing operations for the year ended December 31, 2005 is due to a decrease in total revenues and an increase in total expenses.  Total revenues decreased for the year ended December 31, 2005 due to a decrease in rental income and other income partially offset by an increase in casualty gains.  Rental income decreased due to a decrease in the average rental rates at The Landings Apartments and Raven Hill Apartments and a decrease in occupancy at Fairlane East Apartments partially offset by an increase in occupancy at The Landings Apartments, an increase in the average rental rate at Fairlane East Apartments, and a decrease in bad debt expense at all three investment properties.  Other income decreased due to decreases in resident utility payments and deposit forfeitures at Fairlane East Apartments, cleaning and damage fees at Raven Hill Apartments, and lease cancellation fees at The Landings Apartments offset by an increase in lease cancellation fees at Fairlane East Apartments and Raven Hill Apartments.

In March 2004, one of the Partnership's investment properties, Fairlane East Apartments, incurred damages as a result of a fire.  During the year ended December 31, 2004, the Partnership received insurance proceeds of approximately $57,000 and wrote off approximately $9,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $48,000.

In December 2004, one of the Partnership's investment properties, Fairlane East Apartments incurred water damages to one unit.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $31,000 to repair the damaged unit and wrote off approximately $3,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $28,000.

In April 2005, one of the Partnership's investment properties, Raven Hill Apartments, incurred damage to three units as a result of a fire. During the year ended December 31, 2005 the Partnership received insurance proceeds of approximately $241,000 to repair the damaged units and wrote off approximately $41,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $200,000.

In April 2005, one of the Partnership's investment properties, Fairlane East Apartments, incurred water damage to one unit.  During the year ended December 31, 2005 the Partnership received insurance proceeds of approximately $17,000 to repair the damaged unit and wrote off approximately $6,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $11,000.

Total expenses for the year ended December 31, 2005 increased due to an increase in operating, and general and administrative expenses partially offset by a decrease in interest, property tax, and depreciation expenses.  Operating expense increased due to an increase in advertising, property and maintenance expenses.  Advertising expense increased due to an increase in resident relations at The Landings Apartments, an increase in newspaper advertising, periodicals, and radio and television advertising at Fairlane East Apartments, and an increase in web advertising at both The Landings Apartments and Fairlane East Apartments.  Property expense increased due to an increase in payroll and employee benefits at all investment properties and utilities at both Fairlane East Apartments and Raven Hill Apartments.  Maintenance expense increased due to an increase in contract services at both Fairlane East Apartments and The Landings Apartments.  Interest expense decreased as a result of interest capitalized in 2005 associated with the redevelopment of Fairlane East Apartments partially offset by an increase in interest on advances from an affiliate of the Managing General Partner.  Property tax expense decreased due to taxes capitalized in 2005 associated with the redevelopment at Fairlane East Apartments and a refund of prior year taxes at Raven Hill Apartments.  Depreciation expense decreased due to some assets at Raven Hill and Fairlane East Apartments becoming fully depreciated in 2005.

The increase in general and administrative expense for the year ended December 31, 2005 is primarily due to increases in the cost of services for audit and tax. Also included in general and administrative expense are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $398,000, compared to approximately $225,000 at December 31, 2004. For the year ended December 31, 2005, cash and cash equivalents increased by approximately $173,000. The increase in cash and cash equivalents is due to approximately $1,610,000 of cash provided by financing activities and approximately $1,071,000 of cash provided by operating activities offset by approximately  $2,508,000 of cash used in investing activities.  Net cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering the investment properties.  Net cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows and insurance proceeds received.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  The Partnership currently expects to budget approximately $48,000 for 2006 related to the redevelopment project at Fairlane East Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves, advances from an affiliate of the Managing General Partner, and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s properties of approximately $24,785,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. Each of the mortgages encumbering the Partnership’s investment properties includes a call option that allows the lender to call the mortgages due and payable on July 1, 2008, July 1, 2013 or July 1, 2018.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee
	December 31, 2005	Unit	December 31, 2004	Unit

Sale (1)	$ --	$ --	$ 4,147	$176.03
Operations	--	--	150	6.37
Total	$ --	$ --	$ 4,297	$182.40

(1)

Proceeds from the sale of Shadow Oaks Apartments in January 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at Decemebr 31, 2005, there can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,827.00 Assignee units (the "Units") in the Partnership representing 58.69% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.69% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and consolidated financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years Ended December 31, 2005 and 2004

Consolidated Statements of Partners' (Deficiency) Capital - Years Ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years Ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Oxford Residential Properties I Limited Partnership

We have audited the accompanying consolidated balance sheet of Oxford Residential Properties I Limited Partnership as of December 31, 2005, and the related consolidated statements of operations, changes in partners’ (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership at December 31, 2005, and the consolidated results of its operations and its cash flows each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 6, 2006

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 398
Receivables and deposits		192
Restricted escrows		60
Other assets		589
Investment properties (Notes B, D, and G)
Land	$ 2,722
Buildings and related personal property	39,248
	41,970
Less accumulated depreciation	(22,255)	19,715

		$ 20,954
Liabilities and Partners' (Deficency) Capital
Liabilities
Accounts payable and accrued expenses		$ 636
Tenant security deposits		116
Accrued property taxes		199
Other liabilities		312
Due to affiliates (Note C)		3,866
Mortgage notes payable (Note B)		24,785

Partners' (Deficency) Capital
General partners	$ (2,212)
Assignor limited partner	1
Assignee unit holders (25,714 units issued and
23,558 outstanding)	(6,749)	(8,960)

		$ 20,954

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 5,510	$ 5,835
Other income	587	595
Casualty gains (Note F)	239	48
Total revenues	6,336	6,478

Expenses:
Operating	3,452	3,043
General and administrative	247	227
Depreciation	1,396	1,404
Interest	1,133	1,141
Property taxes	651	692
Total expenses	6,879	6,507

Loss from continuing operations	(543)	(29)
Loss from discontinued operations (Note A)	--	(166)
Gain on sale of discontinued operations (Note G)	--	3,700
Net (loss) income (Note E)	$ (543)	$ 3,505

Net loss allocated to general partners	$ (11)	$ (4)
Net (loss) income allocated to assignee unit holders	(532)	3,509

	$ (543)	$ 3,505
Per Assignee Unit:
Loss from continuing operations	$(22.58)	$ (1.21)
Loss from discontinued operations	--	(6.90)
Gain on sale of discontinued operations	--	157.06
Net (loss) income	$(22.58)	$148.95

Distributions per Assignee Unit	$ --	$182.40

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands)

		Assignor	Assignee
	General	Limited	Unit
	Partners	Partner	Holders	Total

Partners' (deficiency) capital at
December 31, 2003	$(2,197)	$ 1	$ (5,429)	$ (7,625)

Net (loss) income for the year
ended December 31, 2004	(4)	--	3,509	3,505

Distributions to General Partner
and Assignee Unit Holders	--	--	(4,297)	(4,297)

Partners' (deficiency) capital at
December 31, 2004	(2,201)	1	(6,217)	(8,417)

Net loss for the year
ended December 31, 2005	(11)	--	(532)	(543)

Partners' (deficiency) capital at
December 31, 2005	$(2,212)	$ 1	$ (6,749)	$ (8,960)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (543)	$ 3,505
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,396	1,404
Amortization of loan costs	26	28
Bad debt expense	141	191
Gain on sale of discontinued operations	--	(3,700)
Casualty gains	(239)	(48)
Loss on early extinguishment of debt	--	85
Changes in assets and liabilities:
Receivables and deposits	(113)	(84)
Other assets	45	(48)
Accounts payable	(29)	47
Tenant security deposits	10	(56)
Accrued property tax	(15)	(13)
Due to affiliates	387	(175)
Other liabilities	5	(52)
Net cash provided by operating activities	1,071	1,084

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	8,199
Net withdrawals from restricted escrows	49	5
Insurance proceeds received	289	57
Property improvements and replacements	(2,846)	(1,364)
Net cash (used in) provided by investing activities	(2,508)	6,897

Cash flows from financing activities:
Distributions to partners	--	(4,297)
Payments on mortgage notes payable	(939)	(916)
Repayment of mortgage note payable	--	(4,052)
Advances from affiliates	2,549	719
Net cash provided by (used in) financing activities	1,610	(8,546)

Net increase (decrease) in cash and cash equivalents	173	(565)
Cash and cash equivalents at beginning of the year	225	790
Cash and cash equivalents at end of the year	$ 398	$ 225

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,105	$ 1,116
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 544	$ 54

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A – Organization and Significant Accounting Policies

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

Basis of Presentation:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2004 reflects the operations of Shadow Oaks Apartments as loss from discontinued operations due to the sale of the property in January 2004.

Certain 2004 balances have been reclassified to conform with the 2005 presentation.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $360,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2005 approximately $60,000 is held as replacement reserves for certain capital replacements at one of the investment properties.

Depreciation: For capital improvements and replacements prior to January 1, 2001, depreciation of buildings and improvements for financial reporting purposes was calculated based upon cost less the estimated salvage value on a straight-line basis over the estimated useful life of the property of 25 years.  After January 1, 2001, depreciation of improvements for financial statement purposes is calculated based upon cost over their estimated useful life of 25-30 years.  Personal property is depreciated on a straight-line basis over five years. For income tax reporting purposes, depreciation of buildings, improvements, and personal property is calculated using the accelerated cost recovery methods, as provided in the Internal Revenue Code.

Deferred Costs: Loan costs of approximately $516,000, less accumulated amortization of approximately $66,000, are included in other assets on the accompanying consolidated balance sheet. The loan costs are amortized over the terms of the related loan agreements. The total amortization expense for the years ended December 31, 2005 and 2004 was approximately $26,000 and $28,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $26,000 for each of the years 2006 through 2010.

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

Partners' (Deficiency) Capital: The Limited Partnership Agreement ("Agreement") provides that net income and net losses from operations for both financial and tax reporting purposes shall be allocated 98% to the Assignee Unit Holders and 2% to the General Partners. For financial reporting purposes, the net (loss) income per assignee unit ("Assignee Unit") has been calculated by dividing the portion of the Partnership's net (loss) income allocable to Assignee Unit Holders (98%) by the weighted average of Assignee Units outstanding. In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net (loss) income amounts per Assignee Unit on the consolidated statements of operations.

Cash flow, as defined in the Partnership Agreement, will be disbursed within 60 days after June 30 and December 31, 90% to the Assignee Unit Holders and 10% to the General Partners and the Assignor Limited Partner. The Assignee Unit Holders are entitled to a noncumulative, preferred 6% return. To the extent that these preferences are not achieved from current operations, 40% of the property management fees and the Managing General Partners’ and the Assignor Limited Partner’s 10% share in cash flow will be deferred. Deferred property management fees are to be paid without interest in the next year in which excess cash flow is available after distribution to the Assignee Unit Holders of their preferred 6% return or out of sale or refinancing proceeds, after certain return of capital contributions are met.

Investment properties:  Investment properties consist of three apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the year ended December 31, 2005, the Partnership capitalized interest of approximately $126,000, property taxes of approximately $31,000, and operating costs of approximately $18,000. The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the year ended December 31, 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $209,000 and $115,000 for the years ended December 31, 2005 and 2004, respectively, are included in operating expense and loss from discontinued operations.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $20,914,000.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Notes Payable

The principle terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

The Landings Apartments	$ 3,087	$ 21	4.21%	06/01/23	$ --
Raven Hill Apartments	11,183	75	4.21%	06/01/23	--
Fairlane East Apartments	10,515	71	4.21%	06/01/23	--

Total	$24,785	$167			$ --

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The mortgage indebtedness encumbering the three investment properties of approximately $24,785,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. Each mortgage note has a call option, which allows for the lender to declare the outstanding principal of the respective loans due and payable in July 2008 and on every fifth anniversary thereafter.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 979
2007	1,021
2008	1,065
2009	1,111
2010	1,158
Thereafter	19,451
$24,785

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. During the year ended December 31, 2004, these distribution preferences were met with the sale of Shadow Oaks Apartments in 2004.  As a result, approximately $323,000 of the previously subordinated fees were paid during the year ended December 31, 2004. No such fees were paid during the year ended December 31, 2005. Total property management fees of approximately $306,000 and $337,000 for the years ended December 31, 2005 and 2004, respectively, were charged to expense and are included in operating expenses and loss from discontinued operations on the consolidated statements of operations. Property management fees of approximately $121,000 and $135,000 for the years ended December 31, 2005 and 2004, respectively, have been deferred.  The cumulative deferred management fees as of December 31, 2005 totaled approximately $226,000 and are included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $255,000 and $201,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $89,000 and $24,000, respectively.  At December 31, 2005, approximately $242,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates on the accompanying consolidated balance sheet.

During the year ended December 31, 2005, the Managing General Partner advanced approximately $2,549,000 to the Partnership to pay for capital improvements, operating expenses, real estate taxes and redevelopment related items at the investment properties.  During the year ended December 31, 2004, the Managing General Partner advanced approximately $719,000 to the Partnership to cover operating expenses and redevelopment costs at Fairlane East Apartments. Interest accrues at the prime rate plus 2% (9.25% at December 31, 2005) and interest expense was approximately $159,000 and $11,000 for the years ended December 31, 2005 and 2004, respectively.  At December 31, 2005, approximately $3,398,000 of advances and accrued interest is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to December 31, 2005, the Partnership received advances from the Managing General Partner of approximately $282,000 to fund redevelopment and operational expenses at the Partnership’s properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $110,000 and $102,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,827 Assignee units (the "Units") in the Partnership representing 58.69% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.69% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note D - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Landings Apartments
Indianapolis, Indiana	$ 3,087	$ 552	$ 3,594	$ 3,170

Raven Hill Apartments
Burnsville, Minnesota	11,183	909	11,603	2,301

Fairlane East Apartments
Dearborn, Michigan	10,515	1,251	11,159	7,431

Totals	$24,785	$2,712	$26,356	$12,902

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
The Landings Apartments
Indianapolis, Indiana	$ 562	$ 6,754	$ 7,316	$ 3,791	1974	10/84	5-30

Raven Hill Apartments
Burnsville, Minnesota	909	13,904	14,813	8,526	1971	12/86	5-30

Fairlane East Apartments
Dearborn, Michigan	1,251	18,590	19,841	9,938	1973	12/85	5-30

Totals	$2,722	$39,248	$41,970	$22,255

During the year ended December 31, 2004, the Managing General Partner began a major redevelopment project at Fairlane East Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in April 2006. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. As of December 31, 2005, approximately $126,000 of interest, approximately $31,000 of real estate taxes and approximately $18,000 of operating costs have been capitalized.

The total cost of the redevelopment is expected to be approximately $2,710,000, approximately $1,977,000 and $685,000 of which was completed during the years ended December 31, 2005 and 2004, respectively. The project is being funded by advances from an affiliate of the Managing General Partner. It is expected that the redevelopment will continue to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$38,808	$37,429
Property improvements	3,336	1,418
Disposal of assets	(174)	(39)
Balance at end of year	$41,970	$38,808

Accumulated Depreciation
Balance at beginning of year	$20,983	$19,609
Additions charged to expense	1,396	1,404
Disposal of assets	(124)	(30)
Balance at end of year	$22,255	$20,983

The sale of Shadow Oaks Apartments in January 2004 was previously disclosed as assets held for sale.

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004, is approximately $42,928,000 and $37,293,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $33,809,000 and $32,644,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

	2005	2004
Net (loss) income as reported	$ (543)	$ 3,505
Add (deduct):
Depreciation differences	148	(265)
Prepaid rent	40	(28)
Casualty gain	(115)	(48)
Gain on sale	--	3,047
Other	(235)	(4)

Federal taxable (loss) income	$ (705)	$ 6,207

Federal taxable (loss) income per
Assignee unit	$(25.85)	$261.78

The tax basis of the Partnership's assets and liabilities is approximately $6,969,000 less than the assets and liabilities as reported in the consolidated financial statements.

Note F – Casualty Events

In March 2004, one of the Partnership's investment properties, Fairlane East Apartments, incurred damages as a result of a fire.  During the year ended December 31, 2004, the Partnership received insurance proceeds of approximately $57,000 and wrote off approximately $9,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $48,000.

In December 2004, one of the Partnership's investment properties, Fairlane East Apartments incurred water damages to one unit.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $31,000 to repair the damaged unit and wrote off approximately $3,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $28,000.

In April 2005, one of the Partnership's investment properties, Raven Hill Apartments, incurred damage to three units as a result of a fire. During the year ended December 31, 2005 the Partnership received insurance proceeds of approximately $241,000 to repair the damaged units and wrote off approximately $41,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $200,000.

In April 2005, one of the Partnership's investment properties, Fairlane East Apartments, incurred water damage to one unit.  During the year ended December 31, 2005 the Partnership received insurance proceeds of approximately $17,000 to repair the damaged unit and wrote off approximately $6,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $11,000.

During November 2005, one of the Partnership’s investment properties, Fairlane East Apartments, incurred water damage of approximately $67,000. Subsequent to December 31, 2005, the Partnership received insurance proceeds of approximately $45,000. The Partnership does not expect to recognize a loss related to this casualty.

Note G – Sale of Discontinued Operations

In January 2004, the Partnership sold Shadow Oaks Apartments to a third party for net proceeds of approximately $8,199,000 after payment of closing costs. The Partnership used approximately $4,052,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,700,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $85,000 as a result of unamortized loan costs being written off which was included in income from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2004 is approximately $67,000 of revenues generated by the property.

Note H – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Assignee Units of the Partnership as of December 31, 2005.

Entity	Number of Units	Percentage

AIMCO Properties, L.P.
(an affiliate of AIMCO)	8,830.0	37.48%
ORP Acquisition Partners, L.P.
(an affiliate of AIMCO)	4,997.0	21.21%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. During the years ended December 31, 2004, these distribution preferences were met with the sale of Shadow Oaks Apartments in 2004.  As a result, approximately $323,000 of the previously subordinated fees were paid during the year ended December 31, 2004. No such fees were paid during the year ended December 31, 2005. Total property management fees of approximately $306,000 and $337,000 for the years ended December 31, 2005 and 2004, respectively, were charged to expense and are included in operating expenses and loss from discontinued operations on the consolidated statements of operations.  Property management fees of approximately $121,000 and $135,000 for the years ended December 31, 2005 and 2004, respectively, have been deferred.  The cumulative deferred management fees as of December 31, 2005 totaled approximately $226,000 and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $255,000 and $201,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $89,000 and $24,000, respectively.  At December 31, 2005, approximately $242,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

During the year ended December 31, 2005, the Managing General Partner advanced approximately $2,549,000 to the Partnership to pay for capital improvements, operating expenses, real estate taxes and redevelopment related items at the investment properties.  During the year ended December 31, 2004, the Managing General Partner advanced approximately $719,000 to the Partnership to cover operating expenses and redevelopment costs at Fairlane East Apartments. Interest accrues at the prime rate plus 2% (9.25% at December 31, 2005) and interest expense was approximately $159,000 and $11,000 for the years ended December 31, 2005 and 2004, respectively.  At December 31, 2005, approximately $3,398,000 of advances and accrued interest is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.  Subsequent to December 31, 2005, the Partnership received advances from the Managing General Partner of approximately $282,000 to fund redevelopment and operational expenses at the Partnership’s properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $110,000 and $102,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,827.00 Assignee units (the "Units") in the Partnership representing 58.69% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.69% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $44,000 and $45,000 for 2005 and 2004, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $17,000 and $20,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2006

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
Stephen B. Waters

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

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

Date:  March 30, 2006

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

Date:  March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Oxford Residential Properties I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.