Form 10QSB
period 2006-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2006-05-15
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 137
Receivables and deposits		203
Restricted escrow		60
Other assets		727
Investment properties:
Land	$ 2,722
Buildings and improvements	39,413
	42,135
Less accumulated depreciation	(22,656)	19,479
		$ 20,606
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 349
Tenant security deposits		114
Accrued taxes		246
Other liabilities		263
Due to affiliates (Note B)		4,308
Mortgage notes payable		24,544

Partners' (Deficiency) Capital
General partners	$ (2,217)
Assignor limited partner	1
Assignee unit holders (23,558 units outstanding)	(7,002)	(9,218)
		$ 20,606

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Rental income	$ 1,483	$ 1,384
Other income	157	118
Casualty gain (Note C)	73	--
Total revenues	1,713	1,502

Expenses:
Operating	927	721
General and administrative	54	54
Depreciation	455	350
Interest	356	293
Property taxes	179	161
Total expenses	1,971	1,579

Net loss	$ (258)	$ (77)

Net loss allocated to general partners	$ (5)	$ (2)
Net loss allocated to assignee unit holders	(253)	(75)
	$ (258)	$ (77)

Loss per Assignee Unit	$(10.74)	$ (3.18)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Assignee	General	Assignor	Assignee
	Units	Partners	Limited Partner	Unit Holders	Total

Partners' (deficiency) capital
at December 31, 2005	23,558	$(2,212)	$ 1	$(6,749)	$(8,960)

Net loss for the three
months ended March 31, 2006	--	(5)	--	(253)	(258)

Partners' (deficiency) capital
at March 31, 2006	23,558	$(2,217)	$ 1	$(7,002)	$(9,218)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (258)	$ (77)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	455	350
Amortization of loan costs	6	6
Bad debt expense	33	31
Casualty gain	(73)	--
Changes in accounts:
Receivables and deposits	(44)	(50)
Other assets	(144)	(67)
Accounts payable	218	56
Tenant security deposits payable	(2)	4
Due to affiliates	160	60
Accrued property taxes	47	24
Other liabilities	(49)	(41)
Net cash provided by operating activities	349	296

Cash flows from investing activities:
Property improvements and replacements	(751)	(288)
Insurance proceeds received	100	--
Net cash used in investing activities	(651)	(288)

Cash flows from financing activities:
Payments on mortgage notes payable	(241)	(231)
Advances from affiliate	282	117
Net cash provided by (used in) financing activities	41	(114)

Net decrease in cash and cash equivalents	(261)	(106)
Cash and cash equivalents at beginning of period	398	225

Cash and cash equivalents at end of period	$ 137	$ 119

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 260	$ 270

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 39	$ 86

At December 31, 2005 and 2004, accounts payable included approximately $544,000 and $54,000, for property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliates

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for property management services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $84,000 and $76,000 for the three months ended March 31, 2006 and 2005, respectively, were charged to expense and are included in operating expense on the consolidated statements of operations.  Property management fees of approximately $34,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively, have been deferred.  The cumulative deferred management fees as of March 31, 2006 totaled approximately $260,000 and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $48,000 and $62,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 and $20,000, respectively. At March 31, 2006, approximately $284,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during the three months ended March 31, 2006, the Managing General Partner advanced approximately $282,000 to the Partnership to pay for capital improvement related payables at all of the investment properties.  Interest on advances accrues at the prime rate plus 2% (9.75% at March 31, 2006) and was approximately $215,000 and $15,000 for the three months ended March 31, 2006 and 2005, respectively.  During the three months ended March 31, 2005, the Managing General Partner advanced approximately $117,000 to pay for capital improvements related payables at two of the investment properties.  At March 31, 2006, approximately $3,764,000 of advances and accrued interest is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to March 31, 2006, an affiliate of the Managing General Partner advanced approximately $362,000 for operations and capital expenditures at all three investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $180,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $110,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Casualty Events

During November 2005, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $67,000 in damages as a result of water damage.  During the three months ended March 31, 2006, the Partnership received insurance proceeds of approximately $45,000 and wrote off undepreciated damaged assets of approximately $13,000 resulting in a casualty gain of approximately $32,000.

During January 2006, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $79,000 in damages as a result of a fire.  During the three months ended March 31, 2006, the Partnership received insurance proceeds of approximately $55,000 and wrote off undepreciated damaged assets of approximately $14,000 resulting in a casualty gain of approximately $41,000.

Note D – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United

States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

The Landings Apartments (1)	96%	92%
Indianapolis, Indiana
Raven Hill Apartments (2)	94%	90%
Burnsville, Minnesota
Fairlane East Apartments (3)	80%	77%
Dearborn, Michigan

(1)

The Managing General Partner attributes the increase in occupancy at The Landings Apartments to increased marketing and resident retention efforts at the property.

(2)

The Managing General Partner attributes the increase in occupancy at Raven Hill Apartments to improved market conditions in the area.

(3)

The Managing General Partner attributes the increase in occupancy at Fairlane East Apartments to redevelopment units coming back on line.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 and 2005 was approximately $258,000 and $77,000, respectively. The increase in net loss for the three months ended March 31, 2006 is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues increased due to an increase in rental revenue, other income, and casualty gain.  Rental income increased due to an increase in occupancy at all three investment properties and an increase in the average rental rates at Fairlane East and Raven Hill Apartments slightly offset by a decrease in the average rental rate at The Landings Apartments and an increase in bad debt expense at Raven Hill and The Landings Apartments.  Other income increased due to increases in cleaning and damage fees and utility reimbursements at all of the Partnership’s investment properties.

During November 2005, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $67,000 in damages as a result of water damage.  During the three months ended March 31, 2006, the Partnership received insurance proceeds of approximately $45,000 and wrote off undepreciated damaged assets of approximately $13,000 resulting in a casualty gain of approximately $32,000.

During January 2006, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $79,000 in damages as a result of fire damage.  During the three months ended March 31, 2006, the Partnership received insurance proceeds of approximately $55,000 and wrote off undepreciated damaged assets of approximately $14,000 resulting in a casualty gain of approximately $41,000.

Total expenses increased during the three months ended March 31, 2006 due to increases in operating, depreciation, interest and property tax expenses.  Operating expense increased due to increases in advertising, property and maintenance expenses.  Advertising expense increased due to increases in web advertising, brochures, and leasing promotions partially offset by a decrease in newspaper advertising at Fairlane East Apartments.  Property expense increased due to increases in utilities at all three investment properties and payroll and related benefits at The Landings and Fairlane East Apartments.  Maintenance expense increased due to increases in contract services at all of the investment properties.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Interest expense increased due to an increase in the interest on the advances from an affiliate of the Managing General Partner partially offset by scheduled principal payments on the mortgages encumbering all three investment properties which reduced the carrying balance of the mortgages. Property tax expense increased due to an increase in the assessed value of Fairlane East Apartments.

Included in general and administrative expense for both March 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $137,000 compared to approximately $119,000 at March 31, 2005.  For the three months ended March 31, 2006, cash and cash equivalents decreased by approximately $261,000 from December 31, 2005 due to approximately $651,000 of cash used in investing activities partially offset by approximately $349,000 and $41,000 of cash provided by operating and financing activities, respectively.  Net cash used in investing activities consisted of property improvements and replacements slightly offset by insurance proceeds received.  Net cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering the investment properties.

In accordance with the Partnership Agreement, during the three months ended March 31, 2006, the Managing General Partner advanced approximately $282,000 to the Partnership to pay for capital improvement related payables at all of the investment properties.  Interest on advances accrues at the prime rate plus 2% (9.75% at March 31, 2006) and was approximately $215,000 and $15,000 for the three months ended March 31, 2006 and 2005, respectively.  During the three months ended March 31, 2005, the Managing General Partner advanced approximately $117,000 to pay for capital improvements related payables at two of the investment properties.  At March 31, 2006, approximately $3,764,000 of advances and accrued interest is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to March 31, 2006, an affiliate of the Managing General Partner advanced approximately $362,000 for operations and capital expenditures at all three investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership’s properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for the Partnership’s properties are detailed below.

The Landings Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $15,000 of capital improvements at The Landings Apartments, consisting primarily of plumbing fixtures, locks and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Raven Hill Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $47,000 of capital improvements at Raven Hill Apartments, consisting primarily of building improvements, interior lighting, locks, HVAC upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairlane East Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $57,000 of capital improvements arising from the redevelopment of the property.  Additional capital improvements of approximately $127,000 consisted primarily of plumbing fixtures, HVAC upgrades, and appliance, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in May 2006 at a total cost of approximately $2,815,000, approximately $2,662,000 of which was completed during 2005 and 2004.   The project is being funded by advances from an affiliate of the Managing General Partner. Approximately $217,000 was advanced during the three months ended March 31,

2006 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $96,000 for property redevelopment during the remainder of 2006. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from the affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the three investment properties of approximately $24,544,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. Each mortgage note has a call option, which allows for the lender to declare the outstanding principal of the loans due and payable in July 2008 and on every fifth anniversary thereafter.

No distributions were made during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2006 there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,827 limited partnership units (the "Units") in the Partnership representing 58.69% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.69% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

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

10.9

Mortgage, security agreement, financing statement and fixture filing dated May 7, 2003 between ORP One L.L.C. and Golden American Life Insurance Company (incorporated by reference to the Current Report on Form 8-K dated May 8, 2003 and filed on May 23, 2003).

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Oxford Residential Properties I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.