Form 10QSB
period 2006-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2006-08-14
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 142
Receivables and deposits		204
Restricted escrow		60
Other assets		597
Assets held for sale (Note A)		3,491
Investment properties:
Land	$ 2,160
Buildings and related personal property	32,879
	35,039
Less accumulated depreciation	(19,137)	15,902
		$ 20,396
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 136
Tenant security deposit liabilities		109
Accrued property taxes		211
Other liabilities		323
Due to affiliates (Note B)		4,856
Mortgage notes payable		21,274
Liabilities related to assets held for sale (Note A)		3,135

Partners' (Deficiency) Capital
General partner	$ (2,226)
Assignor limited partner	1
Assignment unit holders (23,558 units outstanding)	(7,423)	(9,648)
outstanding)		$ 20,396

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 1,173	$ 1,075	$ 2,425	$ 2,219
Other income	128	133	256	233
Casualty gains (Note C)	12	--	85	--
Total revenues	1,313	1,208	2,766	2,452

Expenses:
Operating	793	666	1,550	1,210
General and administrative	59	72	113	126
Depreciation	365	279	728	553
Interest	342	199	665	457
Property taxes	159	131	319	276
Total expenses	1,718	1,347	3,375	2,622

Loss from continuing operations	(405)	(139)	(609)	(170)
Loss from discontinued operations
(Note A)	(25)	(65)	(79)	(111)

Net loss	$ (430)	$ (204)	$ (688)	$ (281)

Net loss allocated to general partners	$ (9)	$ (4)	$ (14)	$ (6)
Net loss allocated to assignee
unit holders	(421)	(200)	(674)	(275)

	$ (430)	$ (204)	$ (688)	$ (281)
Per assignee unit:
Loss from continuing operations	$(16.85)	$ (5.77)	$(25.34)	$ (7.04)
Loss from discontinued operations	(1.02)	(2.72)	(3.27)	(4.63)

Net loss	$(17.87)	$ (8.49)	$(28.61)	$(11.67)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Assignee	General	Assignor	Assignee
	Units	Partners	Limited Partner	Unit Holders	Total

Partners' (deficiency) capital
at December 31, 2005	23,558	$(2,212)	$ 1	$(6,749)	$(8,960)

Net loss for the six
months ended June 30, 2006	--	(14)	--	(674)	(688)

Partners' (deficiency) capital
at June 30, 2006	23,558	$(2,226)	$ 1	$(7,423)	$(9,648)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (688)	$ (281)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	910	709
Amortization of loan costs	13	13
Bad debt expense	50	73
Casualty gain	(85)	--
Changes in assets and liabilities:
Receivables and deposits	(86)	(105)
Other assets	(107)	(24)
Accounts payable	8	32
Tenant security deposits	(7)	4
Due to affiliates	331	156
Accrued property taxes	87	59
Other liabilities	45	--
Net cash provided by operating activities	471	636

Cash flows from investing activities:
Property improvements and replacements	(1,013)	(1,239)
Insurance proceeds received	112	--
Net cash used in investing activities	(901)	(1,239)

Cash flows from financing activities:
Payments on mortgage notes payable	(485)	(465)
Advances from affiliate	659	989
Net cash provided by financing activities	174	524

Net decrease in cash and cash equivalents	(256)	(79)
Cash and cash equivalents at beginning of period	398	225

Cash and cash equivalents at end of period	$ 142	$ 146

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 517	$ 537

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 36	$ 177

At December 31, 2005 and 2004, accounts payable included approximately $544,000 and $54,000 for property improvements and replacements, which are included in property improvements and replacements for the six months ended June 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations have been restated as of January 1, 2005 to reflect the operations of The Landings Apartments as loss from discontinued operations due to the intention of the Managing General Partner to sell the property within one year.  The operations of The Landings Apartments for the three and six months ended June 30, 2006 and 2005 were losses of approximately $25,000 and $79,000 and $65,000 and $111,000,  respectively.  Also included in loss from discontinued operations for the three and six months ended June 30, 2006 and 2005 were approximately $272,000 and $532,000, and $267,000 and $525,000, respectively, of revenues generated by the property.  The assets and liabilities of The Landings Apartments are shown as held for sale on the accompanying consolidated balance sheet.

On May 15, 2006, the Partnership entered into a Purchase and Sale Contract to sell The Landings Apartments to a third party for a purchase price of approximately $8,925,000. The anticipated closing date for the transaction is August 31, 2006. At June 30, 2006, the carrying amounts of the mortgage note payable and investment property for The Landings Apartments are approximately $3,382,000 and $3,026,000, respectively.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $160,000 and $151,000 for the six months ended June 30, 2006 and 2005, respectively, were charged to expense and are included in operating expense on the consolidated statements of operations.  Property management fees of approximately $64,000 and $60,000 for the six months ended June 30, 2006 and 2005, respectively, have been deferred.  The cumulative deferred management fees as of June 30, 2006 totaled approximately $290,000 and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $101,000 and $110,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expense, investment properties and assets held for sale. The portion of these reimbursements included in investment properties and assets held for sale for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $33,000 and $27,000, respectively. At June 30, 2006, approximately $323,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during the six months ended June 30, 2006, the Managing General Partner advanced approximately $659,000 to the Partnership to pay for operating payables at all three properties and capital improvement related payables at two of the investment properties.  Interest on advances accrues at the prime rate plus 2% (10.25% at June 30, 2006) and was approximately $186,000 and $38,000 for the six months ended June 30, 2006 and 2005, respectively.  During the six months ended June 30, 2005, the Managing General Partner advanced approximately $989,000 to pay for capital improvements, real estate taxes and redevelopment related items at the investment properties.  At June 30, 2006, approximately $4,243,000 of advances and accrued interest is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to June 30, 2006, an affiliate of the Managing General Partner advanced approximately $60,000 for operations and capital expenditures for two of the investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $205,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $110,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Casualty Events

During November 2005, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $67,000 in damages as a result of water damage.  During the six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $57,000 and wrote off undepreciated damaged assets of approximately $13,000 resulting in a casualty gain of approximately $44,000.

During January 2006, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $79,000 in damages as a result of a fire.  During the six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $55,000 and wrote off undepreciated damaged assets of approximately $14,000 resulting in a casualty gain of approximately $41,000.

Note D – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties, excluding one property held for sale, consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Raven Hill Apartments	92%	90%
Burnsville, Minnesota
Fairlane East Apartments (1)	78%	72%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2006 was approximately $430,000 and $688,000, respectively, compared to net loss of approximately $204,000 and $281,000 for the corresponding periods in 2005.  The increase in net loss for the three and six months ended June 30, 2006, is due to an increase in total expenses partially offset by an increase in total revenues and a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2005 have been restated to reflect the operations of The Landings Apartments as loss from discontinued operations due to the intention of the Managing General Partner to sell the property within one year.  Included in loss from discontinued operations for the three and six months ended June 30, 2006 and 2005 were approximately $272,000 and $532,000, and $267,000 and $525,000, respectively, of revenues generated by the property.

Excluding the discontinued operations, the Partnership realized a loss from continuing operations of approximately $405,000 and $609,000 for the three and six months ended June 30, 2006, respectively, compared to a loss from continuing operations of approximately $139,000 and $170,000 for the corresponding periods in 2005.  The increase in loss from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues increased for the three months ended June 30, 2006 due to increases in rental income and casualty gain.  Total revenues increased for the six months ended June 30, 2006 due to increases in rental income, other income, and casualty gain.  Rental income increased for both periods due to an increase in occupancy and the average rental rate at both investment properties and due to a decrease in bad debt expense at Fairlane East Apartments.  Other income increased for the six month period due to increases in cable television income and cleaning and damage fees at Raven Hill Apartments and lease fees at Fairlane East Apartments.

During November 2005, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $67,000 in damages as a result of water damage.  During the six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $57,000 and wrote off undepreciated damaged assets of approximately $13,000 resulting in a casualty gain of approximately $44,000.

During January 2006, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $79,000 in damages as a result of a fire.  During the six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $55,000 and wrote off undepreciated damaged assets of approximately $14,000 resulting in a casualty gain of approximately $41,000.

Total expenses increased for the three and six months ended June 30, 2006 due to increases in operating, depreciation, interest and property tax expenses.  Operating expenses increased due to an increase in administrative and maintenance expenses.  Administrative expenses increased due to increases in resident eviction costs at Raven Hill Apartments and due to the recording of a liability during the three months ended June 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. Maintenance expense increased due to increases in contract services at both of the investment properties.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Interest expense increased due to an increase in the interest on the advances from an affiliate of the Managing General Partner partially offset by a decrease in interest expense due to scheduled principal payments on the mortgages encumbering both investment properties which reduced the carrying balance of the mortgages. Property tax expense increased due to an increase in the assessed value of Fairlane East Apartments.

Included in general and administrative expense for the three and six months ended June 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $142,000 compared to approximately $146,000 at June 30, 2005.  For the six months ended June 30, 2006, cash and cash equivalents decreased by approximately $256,000 from December 31, 2005 due to approximately $901,000 of cash used in investing activities partially offset by approximately $471,000 and $174,000 of cash provided by operating and financing activities, respectively.  Net cash used in investing activities consisted of property improvements and replacements slightly offset by insurance proceeds received.  Net cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering the investment properties.

In accordance with the Partnership Agreement, during the six months ended June 30, 2006, the Managing General Partner advanced approximately $659,000 to the Partnership to pay for operating payables at all three properties and capital improvement related payables at two of the investment properties.  Interest on advances accrues at the prime rate plus 2% (10.25% at June 30, 2006) and was approximately $186,000 and $38,000 for the six months ended June 30, 2006 and 2005, respectively.  During the six months ended June 30, 2005, the Managing General Partner advanced approximately $989,000 to pay for capital improvements, real estate taxes, and redevelopment related items at the investment properties.  At June 30, 2006, approximately $4,243,000 of advances and accrued interest is included in due to affiliates on the accompanying consolidated balance sheet included in “Item 1. Financial Statements”. Subsequent to June 30, 2006, an affiliate of the Managing General Partner advanced approximately $60,000 for operations and capital expenditures at Raven Hill Apartments and Fairlane East Apartments.

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

The Landings Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $40,000 of capital improvements at The Landings Apartments, consisting primarily of plumbing fixtures, water and sewer upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.   The Managing General Partner intends to sell the property during the third quarter of 2006 to a third party.

Raven Hill Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $142,000 of capital improvements at Raven Hill Apartments, consisting primarily of building improvements, interior lighting, locks, HVAC upgrades, motor vehicles, and appliance, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairlane East Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $62,000 of capital improvements arising from the redevelopment of the property.  Additional capital improvements of approximately $261,000 consisted primarily of plumbing fixtures, office computers, golf carts, HVAC upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property underwent a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment was completed in the second quarter of 2006 at a total cost of approximately $2,832,000. The project was funded by advances from an affiliate of the Managing General Partner. Approximately $355,000 was advanced during the six months ended June 30, 2006 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from the affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the three investment properties of approximately $24,300,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. Each mortgage note has a call option, which allows for the lender to declare the outstanding principal of the loans due and payable in July 2008 and on every fifth anniversary thereafter.

No distributions were made during the six months ended June 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,827 limited partnership units (the "Units") in the Partnership representing 58.69% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.69% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: August 11, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

10.18

Purchase and Sale Contract between ORP Two, LLC, a Maryland limited liability company, and Sun Shiel Properties II, LLC, an Indiana limited liability company, dated May 15, 2006 (incorporated by reference to the Current Report on Form 8-K dated May 15, 2006 and filed on May 19, 2006).

10.19

First Amendment to Purchase and Sale Contract between ORP Two, LLC, a Maryland limited liability company, and Sun Shiel Properties II, LLC, an Indiana limited liability company, dated June 13, 2006.

10.20

Second Amendment to Purchase and Sale Contract between ORP Two, LLC, a Maryland limited liability company, and Sun Shiel Properties II, LLC, an Indiana limited liability company, dated July 24, 2006.

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

Date:  August 11, 2006

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

Date:  August 11, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Oxford Residential Properties I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 11, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.