Form 10QSB
period 2006-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2006-11-14
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 5,858
Receivables and deposits		260
Restricted escrow		60
Other assets		529
Investment properties:
Land	$ 2,160
Buildings and improvements	33,071
	35,231
Less accumulated depreciation	(19,504)	15,727
		$ 22,434
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 315
Tenant security deposits		85
Accrued taxes		163
Other liabilities		328
Due to affiliates (Note B)		5,131
Mortgage notes payable		21,059

Partners' (Deficiency) Capital
General partners	$ (2,155)
Assignor limited partner	1
Assignee unit holders (23,558 units outstanding)	(2,493)	(4,647)
		$ 22,434

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:		(Restated)		(Restated)
Rental income	$ 1,258	$ 1,159	$ 3,683	$ 3,378
Other income	139	111	395	344
Casualty gains (Note C)	23	28	108	28
Total revenues	1,420	1,298	4,186	3,750

Expenses:
Operating	704	744	2,254	1,954
General and administrative	43	56	156	182
Depreciation	370	239	1,098	792
Interest	350	221	1,015	678
Property taxes	164	133	483	409
Total expenses	1,631	1,393	5,006	4,015

Loss from continuing operations	(211)	(95)	(820)	(265)
Loss from discontinued operations
(Note D)	(101)	(40)	(180)	(151)
Gain on sale of discontinued operations
(Note D)	5,313	--	5,313	--

Net income (loss)	$ 5,001	$ (135)	$ 4,313	$ (416)

Net income (loss) allocated to general
partners	$ 71	$ (3)	$ 57	$ (8)
Net income (loss) allocated to limited
Partners	4,930	(132)	4,256	(408)

	$ 5,001	$ (135)	$ 4,313	$ (416)
Per assignee unit:
Loss from continuing operations	$ (8.79)	$ (3.98)	$(34.13)	$(11.04)
Loss from discontinued operations	(4.20)	(1.67)	(7.47)	(6.28)
Gain on sale of discontinued operations	222.26	--	222.26	--

Net income (loss)	$209.27	$ (5.65)	$180.66	$(17.32)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

			Assignor
	Assignee	General	Limited	Assignee
	Units	Partners	Partner	Unit Holders	Total

Partners' (deficiency) capital
at December 31, 2005	23,558	$(2,212)	$ 1	$ (6,749)	$ (8,960)

Net income for the nine months
ended September 30, 2006	--	57	--	4,256	4,313

Partners' (deficiency) capital
at September 30, 2006	23,558	$(2,155)	$ 1	$ (2,493)	$ (4,647)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 4,313	$ (416)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	1,280	1,032
Amortization of loan costs	19	19
Bad debt expense	86	107
Gain on sale of discontinued operations	(5,313)	--
Casualty gain	(108)	(28)
Loss on early extinguishment of debt	115	--
Changes in assets and liabilities:
Receivables and deposits	(239)	(117)
Other assets	41	(3)
Accounts payable	167	(107)
Tenant security deposits	(31)	17
Due to affiliates	506	275
Accrued property tax	(36)	106
Other liabilities	16	(8)
Net cash provided by operating activities	816	877

Cash flows from investing activities:
Property improvements and replacements	(1,264)	(2,165)
Net withdrawals from restricted escrows	--	49
Net proceeds from sale of discontinued operations	8,739	--
Insurance proceeds received	136	81
Net cash provided by (used in) investing activities	7,611	(2,035)

Cash flows from financing activities:
Payments on mortgage notes payable	(731)	(701)
Repayment of mortgage note payable	(2,995)	--
Advances from affiliate	759	1,824
Net cash (used in) provided by financing activities	(2,967)	1,123

Net increase (decrease) in cash and cash equivalents	5,460	(35)
Cash and cash equivalents at beginning of period	398	225

Cash and cash equivalents at end of period	$ 5,858	$ 190

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 783	$ 802

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ --	$ 309

At December 31, 2005 and 2004, accounts payable included approximately $544,000 and $54,000 for property improvements and replacements, which are included in property improvements and replacements for the nine months ended September 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying statement of operations has been restated as of January 1, 2005 to reflect the operations of The Landings Apartments as loss from discontinued operations due to its sale on September 29, 2006 (see Note D).

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $239,000 and $224,000 for the nine months ended September 30, 2006 and 2005, respectively, were charged to expense and are included in operating expense and loss from discontinued operations on the consolidated statements of operations.  Property management fees of approximately $96,000 and $90,000 for the nine months ended September 30, 2006 and 2005, respectively, have been deferred.  The cumulative deferred management fees as of September 30, 2006 totaled approximately $322,000 and are included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to September 30, 2006, the Partnership paid approximately $54,000 of these deferred management fees with the sales proceeds of The Landings Apartments.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $138,000 and $182,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expense and investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the nine months ended September 30, 2006 and 2005 are fees related to construction management

Note B – Transactions with Affiliates (continued)

services provided by an affiliate of the Managing General Partner of approximately $44,000 and $58,000, respectively. At September 30, 2006, approximately $355,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2006, the Managing General Partner advanced approximately $759,000 to the Partnership to pay for operating payables at all three properties and capital improvement related payables at two of the investment properties.  Interest on advances accrues at the prime rate plus 2% (10.25% at September 30, 2006) and was approximately $298,000 and $84,000 for the nine months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2005, the Managing General Partner advanced approximately $1,824,000 to pay for capital improvements, real estate taxes and redevelopment related items at the investment properties.  At September 30, 2006, approximately $4,454,000 of advances and accrued interest is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to September 30, 2006, the Partnership made a payment of approximately $751,000 on these advances and accrued interest with the sales proceeds of The Landings Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $209,000 and $110,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note C - Casualty Events

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

In April 2005, Raven Hill Apartments incurred damage to three units as a result of a fire.  During the nine months ended September 30, 2005 the partnership received approximately $50,000 in insurance proceeds.  During the quarter ended December 31, 2005 the Partnership received additional insurance proceeds of approximately $191,000 to repair the damaged units and wrote off approximately $41,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $200,000 for the three months ended December 31, 2005.

During November 2005, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $67,000 in damages as a result of water damage.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $57,000 and wrote off undepreciated damaged assets of approximately $13,000 resulting in a casualty gain of approximately $44,000.

Note C - Casualty Events (continued)

During January 2006, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $89,000 in damages as a result of a fire.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $79,000 and wrote off undepreciated damaged assets of approximately $15,000 resulting in a casualty gain of approximately $64,000.

Note D – Sale of Discontinued Operations

On September 29, 2006, the Partnership sold The Landings Apartments to a third party, for net proceeds of approximately $8,739,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $2,995,000 of net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,313,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $115,000 as a result of unamortized loan costs written off and a prepayment penalty which is included in loss from discontinued operations. The property’s operations for the nine months ended September 30, 2006 and 2005 of approximately $65,000 and $151,000 are shown as loss from discontinued operations and include revenues of approximately $775,000 and $788,000 for the nine months ended September 30, 2006 and 2005, respectively.  Included in loss from discontinued operations for the three months ended September 30, 2006 and 2005 are income of approximately $14,000 and loss of approximately $40,000, respectively, including revenues of approximately $243,000 and $263,000.

Note E – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Note E – Contingencies (continued)

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Raven Hill Apartments	92%	91%
Burnsville, Minnesota
Fairlane East Apartments (1)	81%	71%
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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2006 was approximately $5,001,000 and $4,313,000, respectively, compared to net loss of approximately $135,000 and $416,000 for the corresponding periods in 2005.  The increase in net income for the three and nine months ended September 30, 2006, is primarily due to the recognition of a gain on sale of discontinued operations in 2006.

On September 29, 2006, the Partnership sold The Landings Apartments to a third party, for net proceeds of approximately $8,739,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $2,995,000 of net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $5,313,000 as a result of the sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated statements of operations for the three and nine months ended September 30, 2005 included in “Item 1. Financial Statements” have been restated as of January 1, 2005 to reflect the operations of The Landings Apartments as loss from discontinued operations. Included in loss from discontinued operations for the nine months ended September 30, 2006 and 2005, are loss of approximately $65,000 and $151,000, respectively, including revenues of approximately $775,000 and $788,000, respectively.  Included in loss from discontinued operations for the three months ended September 30, 2006 and 2005 are income of approximately $14,000 and loss of approximately $40,000, respectively, including revenues of approximately $243,000 and $263,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $115,000 as a result of unamortized loan costs written off and a prepayment penalty which also is included in loss from discontinued operations for the three and nine months ended September 30, 2006.

Excluding the discontinued operations, the Partnership realized a loss from continuing operations of approximately $211,000 and $820,000 for the three and nine months ended September 30, 2006, respectively, compared to a loss from continuing operations of approximately $95,000 and $265,000 for the corresponding periods in 2005.  The increase in loss from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues increased for the three months ended September 30, 2006 due to increases in rental income and other income partially offset by a decrease in casualty gain.  Total revenues increased for the nine months ended September 30, 2006 due to increases in rental income, other income, and casualty gain.  Rental income increased for both periods due to an increase in occupancy and the average rental rate at both investment properties and due to a decrease in bad debt expense at Fairlane East Apartments partially offset by an increase in bad debt expense at Raven Hill Apartments.  Other income increased for the three and nine month periods due to increases in cleaning and damage fees at Raven Hill Apartments and resident utility reimbursements at Fairlane East Apartments.

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

In April 2005, Raven Hill Apartments incurred damage to three units as a result of a fire.  During the nine months ended September 30, 2005 the partnership received approximately $50,000 in insurance proceeds.  During the quarter ended December 31, 2005 the Partnership received additional insurance proceeds of approximately $191,000 to repair the damaged units and wrote off approximately $41,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $200,000 for the three months ended December 31, 2005.

During November 2005, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $67,000 in damages as a result of water damage.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $57,000 and wrote off undepreciated damaged assets of approximately $13,000 resulting in a casualty gain of approximately $44,000.

During January 2006, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $89,000 in damages as a result of fire damage.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $79,000 and wrote off undepreciated damaged assets of approximately $15,000 resulting in a casualty gain of approximately $64,000.

Total expenses increased for the three months ended September 30, 2006 due to increases in depreciation, interest and property tax expenses partially offset by a decrease in operating and general and administrative expenses.  Total expenses increased for the nine months ended September 30, 2006 due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expense.  Operating expenses decreased for the three months ended September 30, 2006 due primarily to a decrease in advertising expense. Advertising expense decreased for both the three and nine months ended September 30, 2006 primarily due to a reduction in radio and television expense at Fairlane East Apartments. Operating expenses increased for the nine month period due to an increase in administrative, insurance and maintenance expenses partially offset by a decrease in advertising expense.  Administrative expenses increased due to increases in resident eviction costs at Raven Hill Apartments and due to the recording of a liability during the nine months ended September 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due.  Insurance expense increased due to an increase in the insurance premiums at both of the investment properties. Maintenance expense increased due to increases in contract services at both of the investment properties.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Interest expense increased due to an increase in the interest on the advances from an affiliate of the Managing General Partner and due to a decrease in interest capitalized in 2005 associated with the redevelopment at Fairlane East Apartments partially offset by scheduled principal payments on the mortgages encumbering at both investment properties, which reduced the carrying balance of the mortgages. Property tax expense increased due to an increase in the assessed value of Fairlane East Apartments.

General and administrative expenses decreased for the three and nine months ended September 30, 2006 primarily due to a decrease in the cost of services included in management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $5,858,000 compared to approximately $190,000 at September 30, 2005.  Cash and cash equivalents increased by approximately $5,460,000 from December 31, 2005 due to approximately $7,611,000 and $816,000 of cash provided by investing and operating activities, respectively, offset by approximately $2,967,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds received from the sale of The Landings Apartments and insurance proceeds received partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayment of the mortgage encumbering The Landings Apartments and payments on the mortgages encumbering the investment properties slightly offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2006, the Managing General Partner advanced approximately $759,000 to the Partnership to pay for operating payables at all three properties and capital improvement related payables at two of the investment properties.  Interest on advances accrues at the prime rate plus 2% (10.25% at September 30, 2006) and was approximately $298,000 and $84,000 for the nine months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2005, the Managing General Partner advanced approximately $1,824,000 to pay for capital improvements, real estate taxes and redevelopment related items at the investment properties.  At September 30, 2006, approximately $4,454,000 of advances and accrued interest is included in due to affiliates on the accompanying consolidated balance sheet included in “Item 1. Financial Statements”. Subsequent to September 30, 2006, the Partnership made a payment of approximately $751,000 on these advances and accrued interest with the sales proceeds of The Landings Apartments.

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

The Landings Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $58,000 of capital improvements at The Landings Apartments, consisting primarily of plumbing fixtures, water and sewer upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.   This property was sold in September 2006.

Raven Hill Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $233,000 of capital improvements at Raven Hill Apartments, consisting primarily of building improvements, major landscaping, office computers, interior lighting, locks, HVAC upgrades, motor vehicles, and appliance, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairlane East Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $62,000 of capital improvements arising from the redevelopment of the property.  Additional capital improvements of approximately $367,000 consisted primarily of plumbing fixtures, roof replacements, office computers, casualty repairs, golf carts, HVAC upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property underwent a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment was completed in the second quarter of 2006 at a total cost of approximately $2,832,000. The project was funded by advances from an affiliate of the Managing General Partner. Approximately $355,000 was advanced during the nine months ended September 30, 2006 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from the affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the two investment properties of approximately $21,059,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. Each mortgage note has a call option, which allows for the lender to declare the outstanding principal of the loans due and payable in July 2008 and on every fifth anniversary thereafter.

No distributions were made during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis. Subsequent to September 30, 2006, the Partnership distributed approximately $1,448,000 ($61.47 per limited assignee unit) from the sales proceeds of The Landings Apartments. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2006.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,827 limited partnership units (the "Units") in the Partnership representing 58.69% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.69% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

10.19

First Amendment to Purchase and Sale Contract between ORP Two, LLC, a Maryland limited liability company, and Sun Shiel Properties II, LLC, an Indiana limited liability company, dated June 13, 2006 (incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006).

10.20

Second Amendment to Purchase and Sale Contract between ORP Two, LLC, a Maryland limited liability company, and Sun Shiel Properties II, LLC, an Indiana limited liability company, dated July 24, 2006 (incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006).

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Oxford Residential Properties I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.