Form 10KSB
period 2006-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2007-03-23
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.   $6,483,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership’s properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

On September 29, 2006, the Partnership sold The Landings Apartments to a third party for net proceeds of approximately $8,739,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,995,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $5,361,000.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $115,000 due to the write off of unamortized loan costs and a prepayment penalty which is included in loss from discontinued operations during the year ending December 31, 2006. Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $74,000 and $267,000, respectively, including revenues of approximately $775,000 and $1,041,000, respectively.

Schedule of Properties

Set forth below for both of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Raven Hill
Apartments	$16,161	$ 9,022	5-30 yrs	S/L	$ 716
Fairlane East
Apartments	20,239	10,860	5-30 yrs	S/L	4,156

Totals	$36,400	$19,882			$ 4,872

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Properties	2006	Rate (1)	Amortized	Date(2)	Maturity (3)
	(in thousands)				(in thousands)

Raven Hill	$10,742	4.21%	20 yrs	06/01/23	$ --
Apartments
Fairlane East	10,099	4.21%	20 yrs	06/01/23	--
Apartments

Totals	$20,841				$ --

(1)

Fixed rate mortgages.

(2)

Lender has the option to call both of the mortgages on July 1, 2008 and every fifth anniversary thereafter.

(3)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Properties	2006	2005	2006	2005

Raven Hill
Apartments	$ 9,081	$ 8,931	93%	92%
Fairlane East
Apartments (1)	12,345	12,396	85%	72%

(1)

The Managing General Partner attributes the increase in occupancy at Fairlane East Apartments to the completion of a redevelopment project at the property that resulted in more units being available for rent as well as increased marketing and resident retention efforts at the property.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were:

	2006	2006
	Billing	Rate
	(in thousands)
Raven Hill Apartments	$ 221	1.26%
Fairlane East Apartments	420	6.06%

Capital Improvements

The Landings Apartments

During the year ended December 31, 2006, the Partnership completed approximately $57,000 of capital improvements at The Landings Apartments, consisting primarily of plumbing fixtures, water and sewer upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.   This property was sold in September 2006.

Raven Hill Apartments

During the year ended December 31, 2006, the Partnership completed approximately $1,348,000 of capital improvements at Raven Hill Apartments, consisting primarily of building improvements, major landscaping, office computers, interior lighting, plumbing upgrades, doors, locks, HVAC upgrades, motor vehicles, dumpster enclosure and floor covering, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairlane East Apartments

During the year ended December 31, 2006, the Partnership completed approximately $62,000 of capital improvements at Fairlane East Apartments arising from the redevelopment of the property.   Additional capital improvements of approximately $422,000 were also completed consisting primarily of plumbing fixtures, roof replacements, office computers, casualty repairs, golf carts, and HVAC upgrades, and appliance and floor covering replacements.  These improvements were funded from operating cash flow, insurance proceeds, and advances from an affiliate of the Managing General Partner.  The property underwent a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment project was completed in the second quarter of 2006 at a total cost of approximately $2,832,000. The project was funded by advances from an affiliate of the Managing General Partner. Approximately $355,000 was advanced during the year ended December 31, 2006 to pay for redevelopment project costs.  The Partnership regularly evaluates the capital improvement needs of the property.   While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the Managing General Partner, or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

The Partnership originally issued 25,714 Assignee Units and through December 31, 2006, had redeemed a total of 2,156 Assignee Units, ranging in price from $332 to $600 per Assignee Unit. As of December 31, 2006, there were 695 holders of record owning an aggregate of 23,558 Assignee Units outstanding. Affiliates of the Managing General Partner owned 14,109.50 Assignee Units or 59.89% at December 31, 2006. There is currently no established public market in which the Assignee Units are traded, and it is not anticipated that a public market will develop.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee
	December 31, 2006	Unit	December 31, 2005	Unit

Sale (1)	$ 1,448	$ 61.47	$ --	$ --

(1)

Proceeds from the sale of The Landings Apartments in September 2006.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the exercise of the lender call option and refinancings and/or property sales.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,109.50 Assignee units (the "Units") in the Partnership representing 59.89% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.89% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2006 was approximately $4,334,000 compared to a net loss of approximately $543,000 for the year ended December 31, 2005. The increase in net income for the year ended December 31, 2006 is primarily due to the gain recognized on the sale of The Landings Apartments in 2006.

On September 29, 2006, the Partnership sold The Landings Apartments to a third party for net proceeds of approximately $8,739,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,995,000 of net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $5,361,000 as a result of the sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated statement of operations for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of The Landings Apartments as loss from discontinued operations. Included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $74,000 and $267,000, respectively, including revenues of approximately $775,000 and $1,041,000, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $115,000 as a result of unamortized loan costs written off and a prepayment penalty which also is included in loss from discontinued operations for the year ended December 31, 2006.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized a loss from continuing operations of approximately $838,000 for the year ended December 31, 2006, compared to a loss from continuing operations of approximately $276,000 for the corresponding period in 2005.  The increase in loss from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues increased for the year ended December 31, 2006 due to increases in rental income and other income partially offset by a decrease in casualty gain.  Rental income increased due to an increase in occupancy at both investment properties and the average rental rate at Raven Hill Apartmetns and due to a decrease in bad debt expense at Fairlane East Apartments partially offset by an increase in bad debt expense at Raven Hill Apartments.  Other income increased due to increases in cleaning and damage fees and parking income at Raven Hill Apartments, resident utility reimbursements at Fairlane East Apartments and interest income due to higher cash balances maintained in interest bearing accounts.

In December 2004, one of the Partnership's investment properties, Fairlane East Apartments incurred water damage to one unit.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $31,000 to repair the damaged unit and wrote off approximately $3,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $28,000.

In April 2005, one of the Partnership's investment properties, Raven Hill Apartments, incurred damage to three units as a result of a fire. During the year ended December 31, 2005 the Partnership received insurance proceeds of approximately $241,000 to repair the damaged units and wrote off approximately $41,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $200,000 for the year ended December 31, 2005.

In April 2005, one of the Partnership's investment properties, Fairlane East Apartments, incurred water damage to one unit.  During the year ended December 31, 2005 the Partnership received insurance proceeds of approximately $17,000 to repair the damaged unit and wrote off approximately $6,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $11,000 for the year ended December 31, 2005.

During November 2005, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $67,000 in damages as a result of water damage.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $57,000 and wrote off undepreciated damaged assets of approximately $13,000 resulting in a casualty gain of approximately $44,000.

During January 2006, Fairlane East Apartments incurred approximately $89,000 in damages as a result of fire damage.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $79,000 and wrote off undepreciated damaged assets of approximately $15,000 resulting in a casualty gain of approximately $64,000.

Total expenses increased for the year ended December 31, 2006 due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased for the year ended December 31, 2006 due to an increase in administrative, insurance and maintenance expenses partially offset by a decrease in advertising expense.  Administrative expenses increased due to increases in resident eviction costs at Raven Hill Apartments and due to the recording of a liability during the year ended December 31, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due.  Insurance expense increased due to an increase in the insurance premiums at both of the investment properties. Maintenance expense increased due to increases in contract services at Raven Hill Apartments.  Advertising expense decreased primarily due to a reduction in radio and television expense at Fairlane East Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Interest expense increased due to an increase in interest on advances from an affiliate of the Managing General Partner and due to a decrease in interest capitalized in 2006 associated with the redevelopment at Fairlane East Apartments partially offset by scheduled principal payments on the mortgages encumbering both investment properties, which reduced the carrying balance of the mortgages. Property tax expense increased due to a refund received in 2005 for Raven Hill Apartments, an increase during 2006 in the assessed value of Fairlane East Apartments, and due to the decrease in property taxes capitalized in 2006 associated with the redevelopment at Fairlane East Apartments.

General and administrative expenses decreased for the year ended December 31, 2006 primarily due to a decrease in the cost of services included in management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $1,367,000 compared to approximately $398,000 at December 31, 2005.  Cash and cash equivalents increased by approximately $969,000 due to approximately $6,673,000 and $583,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $6,287,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds received from the sale of The Landings Apartments and insurance proceeds received partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayment of the mortgage encumbering The Landings Apartments, payments on the mortgages encumbering the investment properties, repayment of advances received from an affiliate of the Managing General Partner and distributions to partners, partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves, advances from an affiliate of the Managing General Partner, and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $20,841,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. Each of the mortgages encumbering the Partnership’s investment properties includes a call option that allows the lender to call the mortgages due and payable on July 1, 2008, July 1, 2013 or July 1, 2018.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee
	December 31, 2006	Unit	December 31, 2005	Unit

Sale (1)	$ 1,448	$ 61.47	$ --	$ --

(1)

Proceeds from the sale of The Landings Apartments in September 2006.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the exercise of the lender call option, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,109.50 Assignee units (the "Units") in the Partnership representing 59.89% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.89% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and consolidated financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years Ended December 31, 2006 and 2005

Consolidated Statements of Partners' (Deficiency) Capital - Years Ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years Ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Oxford Residential Properties I Limited Partnership

We have audited the accompanying consolidated balance sheet of Oxford Residential Properties I Limited Partnership as of December 31, 2006, and the related consolidated statements of operations, changes in partners’ (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership at December 31, 2006, and the consolidated results of its operations and its cash flows each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 22, 2007

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 1,367
Receivables and deposits		222
Restricted escrows		60
Other assets		463
Investment properties (Notes A, B, D, and G)
Land	$ 2,160
Buildings and related personal property	34,240
	36,400
Less accumulated depreciation	(19,882)	16,518

		$ 18,630
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable and accrued expenses		$ 332
Tenant security deposits		85
Accrued property taxes		135
Other liabilities		225
Due to affiliates (Note C)		3,086
Mortgage notes payable (Note B)		20,841

Partners' (Deficiency) Capital
General partners	$ (2,155)
Assignor limited partner	1
Assignee unit holders (25,714 units issued and
23,558 outstanding)	(3,920)	(6,074)

		$ 18,630

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 5,028	$ 4,558
Other income	572	498
Casualty gains (Note F)	108	239
Total revenues	5,708	5,295

Expenses:
Operating	2,901	2,686
General and administrative	206	247
Depreciation	1,476	1,064
Interest	1,320	995
Property taxes	643	579
Total expenses	6,546	5,571

Loss from continuing operations	(838)	(276)
Loss from discontinued operations (Note A and G)	(189)	(267)
Gain on sale of discontinued operations (Note G)	5,361	--
Net income (loss) (Note E)	$ 4,334	$ (543)

Net income (loss) allocated to general partners	$ 57	$ (11)
Net income (loss) allocated to assignee unit holders	4,277	(532)
	$ 4,334	$ (543)
Per Assignee Unit:
Loss from continuing operations	$(34.85)	$(11.46)
Loss from discontinued operations	(7.85)	(11.12)
Gain on sale of discontinued operations	224.25	--
Net income (loss)	$181.55	$(22.58)

Distributions per Assignee Unit	$ 61.47	$ --

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands)

		Assignor	Assignee
	General	Limited	Unit
	Partners	Partner	Holders	Total

Partners' (deficiency) capital at
December 31, 2004	$(2,201)	$ 1	$ (6,217)	$ (8,417)

Net loss for the year
ended December 31, 2005	(11)	--	(532)	(543)

Partners' (deficiency) capital at
December 31, 2005	(2,212)	1	(6,749)	(8,960)

Net income for the year
ended December 31, 2006	57	--	4,277	4,334

Distributions to
Assignee Unit Holders	--	--	(1,448)	(1,448)

Partners' (deficiency) capital at
December 31, 2006	$(2,155)	$ 1	$ (3,920)	$ (6,074)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 4,334	$ (543)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	1,658	1,396
Amortization of loan costs	25	26
Bad debt expense	111	141
Gain on sale of discontinued operations	(5,361)	--
Casualty gains	(108)	(239)
Loss on early extinguishment of debt	115	--
Changes in assets and liabilities:
Receivables and deposits	(226)	(113)
Other assets	101	45
Accounts payable	1	(29)
Tenant security deposits	(31)	10
Accrued property tax	(64)	(15)
Due to affiliates	115	387
Other liabilities	(87)	5
Net cash provided by operating activities	583	1,071

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	8,739	--
Net withdrawals from restricted escrows	--	49
Insurance proceeds received	136	289
Property improvements and replacements	(2,202)	(2,846)
Net cash provided by (used in) investing activities	6,673	(2,508)

Cash flows from financing activities:
Distributions to partners	(1,448)	--
Payments on mortgage notes payable	(949)	(939)
Repayment of mortgage note payable	(2,995)	--
Advances from affiliates	759	2,549
Repayment of advances from affiliates	(1,654)	--
Net cash (used in) provided by financing activities	(6,287)	1,610

Net increase in cash and cash equivalents	969	173
Cash and cash equivalents at beginning of the year	398	225
Cash and cash equivalents at end of the year	$ 1,367	$ 398

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,487	$ 979
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 231	$ 544

At December 31, 2004 approximately $54,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A – Organization and Summary of Significant Accounting Policies

Organization: Oxford Residential Properties I Limited Partnership (the "Partnership" or "Registrant") is a Maryland limited partnership formed on January 19, 1984, to acquire, own and operate residential properties. The General Partners of the Partnership are Oxford Residential Properties I Corporation and Oxford Fund I Limited Partnership. Oxford Residential Properties I Corporation serves as the managing general partner (the "Managing General Partner") and Oxford Fund I Limited Partnership serves as the Associated General Partner. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2027 unless terminated prior to such date. The Partnership operates two apartment properties located in the United States.

Basis of Presentation:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statement of operations has been restated as of January 1, 2005 to reflect the operations of The Landings Apartments as loss from discontinued operations due to its sale on September 29, 2006 (see Note G).

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,330,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2006 approximately $60,000 is held as replacement reserves for certain capital replacements at one of the investment properties.

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

Deferred Costs: Loan costs of approximately $415,000, less accumulated amortization of approximately $73,000, are included in other assets on the accompanying consolidated balance sheet. The loan costs are amortized over the terms of the related loan agreements. The total amortization expense for the years ended December 31, 2006 and 2005 was approximately $25,000 and $26,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $21,000 for each of the years 2007 through 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Partners' (Deficiency) Capital: The Limited Partnership Agreement ("Agreement") provides that income and losses from operations for both financial and tax reporting purposes shall be allocated 98% to the Assignee Unit Holders and 2% to the General Partners. The Agreement provides that gain from the sale of investment properties is allocated to the partners in the same proportion and to the same extent as the partners received distributions of sale proceeds. To the extent that the gain exceeds the distribution, the excess shall be allocated 98% to the Assignee Unit holders and 2% to the General Partner. For financial reporting purposes, the net income (loss) per assignee unit ("Assignee Unit") has been calculated by dividing the portion of the Partnership's net income (loss) allocable to Assignee Unit Holders (98%) by the weighted average of Assignee Units outstanding. In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net income (loss) amounts per Assignee Unit on the consolidated statements of operations.

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

Investment properties:  Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2006 and 2005, the Partnership capitalized interest of approximately $3,000 and $126,000, property taxes of approximately $2,000 and $31,000, and operating costs of approximately $1,000 and $18,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $172,000 and $209,000 for the years ended December 31, 2006 and 2005, respectively, are included in operating expense and loss from discontinued operations.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $18,189,000.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

The principle terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Raven Hill Apartments	$10,742	$ 75	4.21%	06/01/23	$ --
Fairlane East Apartments	10,099	71	4.21%	06/01/23	--

Total	$20,841	$146			$ --

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The mortgage indebtedness encumbering the two investment properties of approximately $20,841,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. Each mortgage note has a call option, which allows for the lender to declare the outstanding principal of the respective loans due and payable in July 2008 and on every fifth anniversary thereafter.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 894
2008	932
2009	972
2010	1,014
2011	1,058
Thereafter	15,971
$20,841

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. During the year ended December 31, 2006, these distribution preferences were met with the sale of The Landings Apartments.  As a result, approximately $56,000 of the previously subordinated fees were paid during the year ended December 31, 2006. No such fees were paid during the year ended December 31, 2005. Total property management fees of approximately $312,000 and $306,000 for the years ended December 31, 2006 and 2005, respectively, were charged to expense and are included in operating expenses and loss from discontinued operations on the consolidated statements of operations.  Property management fees of approximately $125,000 and $121,000 for the years ended December 31, 2006 and 2005, respectively, have been deferred.  The cumulative deferred management fees as of December 31, 2006 totaled approximately $295,000 and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $180,000 and $334,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $54,000 and $168,000, respectively.  At December 31, 2006, approximately $396,000 in accountable administrative expenses and related accrued interest were due to an affiliate of the Managing General Partner and are included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during the year ended December 31, 2006, the Managing General Partner advanced approximately $759,000 to the Partnership to pay for operating payables at all three properties and capital improvement related payables at two of the investment properties.  During the year ended December 31, 2005, the Managing General Partner advanced approximately $2,549,000 to the Partnership to pay for capital improvements, operating expenses, real estate taxes and redevelopment related items at the investment properties. Interest on advances accrues at the prime rate plus 2% (10.25% at December 31, 2006) and was approximately $379,000 and $159,000 for the years ended December 31, 2006 and 2005, respectively.  At December 31, 2006, approximately $2,395,000 of advances and accrued interest is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to December 31, 2006, the Partnership made a payment of approximately $906,000 on these advances and accrued interest with the sales proceeds of The Landings Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $209,000 and $110,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,109.50 Assignee units (the "Units") in the Partnership representing 59.89% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.89% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note D - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Raven Hill Apartments
Burnsville, Minnesota	$10,742	$ 909	$11,603	$ 3,649

Fairlane East Apartments
Dearborn, Michigan	10,099	1,251	11,159	7,829

Totals	$20,841	$2,160	$22,762	$11,478

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years

Raven Hill Apartments
Burnsville, Minnesota	$ 909	$15,252	$16,161	$ 9,022	1971	12/86	5-30

Fairlane East Apartments
Dearborn, Michigan	1,251	18,988	20,239	10,860	1973	12/85	5-30

Totals	$2,160	$34,240	$36,400	$19,882

During the year ended December 31, 2004, the Managing General Partner began a major redevelopment project at Fairlane East Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in the second quarter of 2006. The total cost of the redevelopment was approximately $2,832,000, of which approximately $62,000 and $1,977,000 was completed during the years ended December 31, 2006 and 2005, respectively. The project was funded by advances from an affiliate of the Managing General Partner. During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property. During the years ended December 31, 2006 and 2005, approximately $3,000 and $126,000 of interest, approximately $2,000 and $31,000 of real estate taxes and approximately $1,000 and $18,000, respectively, of operating costs were capitalized.

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$41,970	$38,808
Property improvements	1,889	3,336
Sale of investment property	(7,373)	--
Disposal of assets	(86)	(174)
Balance at end of year	$36,400	$41,970

Accumulated Depreciation
Balance at beginning of year	$22,255	$20,983
Additions charged to expense	1,658	1,396
Sale of investment property	(3,973)	--
Disposal of assets	(58)	(124)
Balance at end of year	$19,882	$22,255

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005, is approximately $35,089,000 and $42,928,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $30,217,000 and $33,809,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

	2006	2005
Net income (loss) as reported	$ 4,334	$ (543)
Add (deduct):
Depreciation differences	(72)	148
Prepaid rent	(33)	40
Casualty gain	(239)	(115)
Gain on sale	1,783	--
Other	34	(235)

Federal taxable income (loss)	$ 5,807	$ (705)

Federal taxable income (loss) per
Assignee unit	$242.72	$(25.85)

The tax basis of the Partnership's assets and liabilities is approximately $5,307,000 less than the assets and liabilities as reported in the consolidated financial statements.

Note F – Casualty Events

In December 2004, one of the Partnership's investment properties, Fairlane East Apartments incurred water damage to one unit.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $31,000 to repair the damaged unit and wrote off approximately $3,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $28,000 during the year ended December 31, 2005.

In April 2005, one of the Partnership's investment properties, Raven Hill Apartments, incurred damage to three units as a result of a fire. During the year ended December 31, 2005 the Partnership received insurance proceeds of approximately $241,000 to repair the damaged units and wrote off approximately $41,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $200,000 during the year ended December 31, 2005.

In April 2005, one of the Partnership's investment properties, Fairlane East Apartments, incurred water damage to one unit.  During the year ended December 31, 2005 the Partnership received insurance proceeds of approximately $17,000 to repair the damaged unit and wrote off approximately $6,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $11,000 for the year ended December 31, 2005.

During November 2005, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $67,000 in damages as a result of water damage.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $57,000 and wrote off undepreciated damaged assets of approximately $13,000 resulting in a casualty gain of approximately $44,000.

During January 2006, Fairlane East Apartments incurred approximately $89,000 in damages as a result of fire damage.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $79,000 and wrote off undepreciated damaged assets of approximately $15,000 resulting in a casualty gain of approximately $64,000.

Note G – Sale of Discontinued Operations

On September 29, 2006, the Partnership sold The Landings Apartments to a third party, for net proceeds of approximately $8,739,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,995,000 of the net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $5,361,000 as a result of the sale.  Included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $74,000 and $267,000, respectively, including revenues of approximately $775,000 and $1,041,000, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $115,000 as a result of unamortized loan costs written off and a prepayment penalty which also is included in loss from discontinued operations for the year ended December 31, 2006.

Note H – Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers.  The Managing General Partner is Oxford Residential Properties I Corporation. The names and ages of, as well as the position and offices held by, the present director and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Assignee Units of the Partnership as of December 31, 2006.

Entity	Number of Units	Percentage

AIMCO Properties, L.P.
(an affiliate of AIMCO)	9,112.5	38.68%
ORP Acquisition Partners, L.P.
(an affiliate of AIMCO)	4,997.0	21.21%

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

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for property management services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. During the year ended December 31, 2006, these distribution preferences were met with the sale of The Landings Apartments.  As a result, approximately $56,000 of the previously subordinated fees were paid during the year ended December 31, 2006. No such fees were paid during the year ended December 31, 2005. Total property management fees of approximately $312,000 and $306,000 for the years ended December 31, 2006 and 2005, respectively, were charged to expense and are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.  Property management fees of approximately $125,000 and $121,000 for the years ended December 31, 2006 and 2005, respectively, have been deferred.  The cumulative deferred management fees as of December 31, 2006 totaled approximately $295,000 and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $180,000 and $334,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $54,000 and $168,000, respectively.  At December 31, 2006, approximately $396,000 in accountable administrative expenses and related accrued interest were due to an affiliate of the Managing General Partner and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

In accordance with the Partnership Agreement, during the year ended December 31, 2006, the Managing General Partner advanced approximately $759,000 to the Partnership to pay for operating payables at all three properties and capital improvement related payables at two of the investment properties.  During the year ended December 31, 2005, the Managing General Partner advanced approximately $2,549,000 to the Partnership to pay for capital improvements, operating expenses, real estate taxes and redevelopment related items at the investment properties. Interest on advances accrues at the prime rate plus 2% (10.25% at December , 2006) and was approximately $379,000 and $159,000 for the years ended December 31, 2006 and 2005, respectively.  At December 31, 2006, approximately $2,395,000 of advances and accrued interest is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2006, the Partnership made a payment of approximately $906,000 on these advances and accrued interest with the sales proceeds of The Landings Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $209,000 and $110,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,109.5 Assignee units (the "Units") in the Partnership representing 59.89% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, LP, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.89% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $47,000 and $44,000 for 2006 and 2005, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $19,000 and $17,000 for 2006 and 2005, respectively.

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

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
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

Date:  March 23, 2007

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

Date:  March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Oxford Residential Properties I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.