Form 10QSB
period 2007-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2007-05-15
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 426
Receivables and deposits		287
Other assets		594
Investment properties:
Land	$ 2,160
Buildings and improvements	34,456
	36,616
Less accumulated depreciation	(20,292)	16,324
		$ 17,631
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 351
Tenant security deposits		85
Accrued taxes		172
Other liabilities		266
Due to affiliates (Note B)		2,296
Mortgage notes payable		20,621

Partners' (Deficiency) Capital
General partners	$ (2,157)
Assignor limited partner	1
Assignee unit holders (25,714 units issued and
23,558 outstanding)	(4,004)	(6,160)
		$ 17,631

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
		(Restated)
Revenues:
Rental income	$ 1,353	$ 1,252
Other income	179	128
Casualty gain (Note C)	--	73
Total revenues	1,532	1,453

Expenses:
Operating	713	758
General and administrative	50	54
Depreciation	410	363
Interest	278	322
Property taxes	167	160
Total expenses	1,618	1,657

Loss from continuing operations	(86)	(204)
Loss from discontinued operations (Note A)	--	(54)
Net loss	$ (86)	$ (258)

Net loss allocated to general partners (2%)	$ (2)	$ (5)
Net loss allocated to assignee unit holders (98%)	(84)	(253)
	$ (86)	$ (258)
Per Assignee Unit:
Loss from continuing operations	$ (3.57)	$ (8.49)
Loss from discontinued operations	--	(2.25)
	$ (3.57)	$(10.74)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

			Assignor	Assignee
	Assignee	General	Limited	Unit
	Units	Partners	Partner	Holders	Total

Partners' (deficiency) capital
at December 31, 2006	23,558	$(2,155)	$ 1	$(3,920)	$(6,074)

Net loss for the three
months ended March 31, 2007	--	(2)	--	(84)	(86)

Partners' (deficiency) capital
at March 31, 2007	23,558	$(2,157)	$ 1	$(4,004)	$(6,160)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (86)	$ (258)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	410	455
Amortization of loan costs	5	6
Casualty gain	--	(73)
Changes in accounts:
Receivables and deposits	(65)	(11)
Other assets	(136)	(144)
Accounts payable	202	218
Tenant security deposits payable	--	(2)
Due to affiliates	75	160
Accrued property taxes	37	47
Other liabilities	41	(49)
Net cash provided by operating activities	483	349

Cash flows from investing activities:
Property improvements and replacements	(399)	(751)
Net withdrawals from restricted escrow	60	--
Insurance proceeds received	--	100
Net cash used in investing activities	(339)	(651)

Cash flows from financing activities:
Payments on mortgage notes payable	(220)	(241)
Advances from affiliate	--	282
Repayment of advances from affiliate	(865)	--
Net cash (used in) provided by financing activities	(1,085)	41

Net decrease in cash and cash equivalents	(941)	(261)
Cash and cash equivalents at beginning of period	1,367	398

Cash and cash equivalents at end of period	$ 426	$ 137

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 260	$ 256

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 48	$ 39

At December 31, 2006 and 2005, accounts payable included approximately $231,000 and $544,000, for property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2006 has been restated as of January 1, 2006 to reflect the operations of The Landings Apartments as loss from discontinued operations due to its sale on September 29, 2006.  Included in loss from discontinued operations for the three months ended March 31, 2006 are revenues of approximately $260,000.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the consolidated financial statements.

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

Note B – Transactions with Affiliates

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $77,000 and $84,000 for the three months ended March 31, 2007 and 2006, respectively, were charged to expense and are included in operating expense and loss from discontinued operations on the consolidated statements of operations.  Property management fees of approximately $31,000 and $34,000 for the three months ended March 31, 2007 and 2006, respectively, have been deferred.  The cumulative deferred management fees as of March 31, 2007 totaled approximately $326,000 and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $32,000 and $48,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $12,000, respectively. At March 31, 2007, approximately $435,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during the three months ended March 31, 2006, the Managing General Partner advanced approximately $282,000 to the Partnership to pay for capital improvement related payables at all of the investment properties.  No such advances were received during the three months ended March 31, 2007.  Interest on advances accrues at the prime rate plus 2% (10.25% at March 31, 2007) and was approximately $47,000 and $85,000 for the three months ended March 31, 2007 and 2006, respectively.  During the three months ended March 31, 2007, the Partnership repaid approximately $907,000 of principal and accrued interest.  No such payments were made during the three months ended March 31, 2006.  At March 31, 2007, approximately $1,535,000 of advances and accrued interest is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to March 31, 2007, an affiliate of the Managing General Partner made an advance of approximately $10,000 to fund operating expenses at Raven Hill Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $213,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $209,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

Note D – Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Raven Hill Apartments	95%	94%
Burnsville, Minnesota
Fairlane East Apartments (1)	96%	80%
Dearborn, Michigan

(1)

The Managing General Partner attributes the increase in occupancy at Fairlane East Apartments to the completion of a redevelopment project and resident retention efforts at the property.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 and 2006 was approximately $86,000 and $258,000, respectively. The decrease in net loss for the three months ended March 31, 2007 is due to a decrease in the loss from discontinued operations, an increase in total revenues and a decrease in total expenses. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2006 has been restated as of January 1, 2006 to reflect the operations of The Landings Apartments as loss from discontinued operations due to its sale on September 29, 2006.  Included in loss from discontinued operations for the three months ended March 31, 2006 are revenues of approximately $260,000.

Excluding the loss from discontinued operations, the Partnership’s loss from continuing operations for the three months ended March 31, 2007 was approximately $86,000 compared to loss from continuing operations of approximately $204,000 for the corresponding period in 2006.  The decrease in loss from continuing operations for the three months ended March 31, 2007 is due to an increase in total revenues and a decrease in total expenses.   Total revenues increased due to an increase in rental and other income partially offset by the recognition of a casualty gain in 2006.  Rental income increased due to an increase in occupancy at both properties and an increase in the average rental rate at Raven Hill Apartments, partially offset by a decrease in the average rental rate at Fairlane East Apartments.  Other income increased due to increases in tenant utility reimbursements at both of the Partnership’s investment properties, an increase in lease cancellation fees at Fairlane East Apartments, and an increase in interest income as a result of a higher average balance of cash and cash equivalents.

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

Total expenses decreased during the three months ended March 31, 2007 due to decreases in operating and interest expenses partially offset by increases in depreciation and property tax expenses.  General and administrative expenses remained comparable for both periods. Operating expense decreased due to decreases in property and maintenance expenses.  Property expense decreased due to decreases in utility costs at Fairlane East Apartments partially offset by an increase in payroll and related benefits at Raven Hill Apartments.  Maintenance expense decreased due to decreases in contract labor at Fairlane East Apartments.  Interest expense decreased due to a decrease in interest expense on the advances from an affiliate of the Managing General Partner as a result of a lower outstanding advance balance in 2007 and a decrease in interest on the mortgages encumbering the investment properties due to scheduled principal payments that reduced the carrying balance of the mortgages.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Property tax expense increased due to an increase in the assessed value of Fairlane East Apartments.

Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $426,000 compared to approximately $137,000 at March 31, 2006.  Cash and cash equivalents decreased by approximately $941,000 from December 31, 2006 due to approximately $1,085,000 and $339,000 of cash used in financing and investing activities, respectively partially offset by approximately $483,000 of cash provided by operating activities.  Net cash used in financing activities consisted of repayments of advances to an affiliate of the Managing General Partner and principal payments on the mortgages encumbering the investment properties.  Net cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from a restricted escrow. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the three months ended March 31, 2006, the Managing General Partner advanced approximately $282,000 to the Partnership to pay for capital improvement related payables at all of the investment properties.  No such advances were received during the three months ended March 31, 2007.  Interest on advances accrues at the prime rate plus 2% (10.25% at March 31, 2007) and was approximately $47,000 and $85,000 for the three months ended March 31, 2007 and 2006, respectively.  During the three months ended March 31, 2007, the Partnership repaid approximately $907,000 of principal and accrued interest.  No such payments were made during the three months ended March 31, 2006.  At March 31, 2007, approximately $1,535,000 of advances and accrued interest is included in due to affiliates on the consolidated balance sheet included in “Item 1. Financial Statements”. Subsequent to March 31, 2007, an affiliate of the Managing General Partner made an advance of approximately $10,000 to fund operating expenses at Raven Hill Apartments.

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

Raven Hill Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $136,000 of capital improvements at Raven Hill Apartments, consisting primarily of HVAC improvements, security equipment upgrades, kitchen and bath countertop resurfacing and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairlane East Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $80,000 of capital improvements consisting primarily of grounds lighting, and air conditioning unit, appliance, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. In addition, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from the affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the two investment properties of approximately $20,621,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. Each mortgage note has a call option, which allows for the lender to declare the outstanding principal of the loans due and payable in July 2008 and on every fifth anniversary thereafter.

No distributions were made during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the exercise of the lender call option, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2007, there can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,109.5 limited partnership units (the "Units") in the Partnership representing 59.89% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.89% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
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

10.9

Mortgage, security agreement, financing statement and fixture filing dated May 7, 2003 between ORP One L.L.C. and Golden American Life Insurance Company (incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 8, 2003 and filed on May 23, 2003).

10.11

Mortgage, Security Agreement, Financing Statement and Fixture Filing dated May 7, 2003 between ORP Three L.L.C. and Golden American Life Insurance Company (incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 8, 2003 and filed on May 23, 2003).

10.18

Purchase and Sale Contract between ORP Two, LLC, a Maryland limited liability company, and Sun Shiel Properties II, LLC, an Indiana limited liability company, dated May 15, 2006 (incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 15, 2006 and filed on May 19, 2006).

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

Date:  May 15, 2007

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

Date:  May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Oxford Residential Properties I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.