Form 10QSB
period 2007-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2007-08-14
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 288
Receivables and deposits		292
Other assets		556
Investment properties:
Land	$ 2,160
Buildings and related personal property	34,792
	36,952
Less accumulated depreciation	(20,706)	16,246
		$ 17,382
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 204
Tenant security deposit liabilities		91
Accrued property taxes		226
Other liabilities		192
Due to affiliates (Note B)		2,472
Mortgage notes payable		20,399

Partners' (Deficiency) Capital
General partner	$ (2,158)
Assignor limited partner	1
Assignment unit holders (23,558 units outstanding)	(4,045)	(6,202)
		$ 17,382

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,304	$ 1,173	$ 2,657	$ 2,425
Other income	265	128	444	256
Total revenues	1,569	1,301	3,101	2,681

Expenses:
Operating	694	793	1,407	1,550
General and administrative	60	59	110	113
Depreciation	414	365	824	728
Interest	271	342	549	665
Property taxes	172	159	339	319
Total expenses	1,611	1,718	3,229	3,375

Loss before discontinued operations
and casualty gains	(42)	(417)	(128)	(694)
Casualty gains (Note C)	--	12	--	85
Loss from discontinued operations
(Note A)	--	(25)	--	(79)

Net loss	$ (42)	$ (430)	$ (128)	$ (688)

Net loss allocated to general partners (2%)	$ (1)	$ (9)	$ (3)	$ (14)
Net loss allocated to assignee (98%)
unit holders	(41)	(421)	(125)	(674)

	$ (42)	$ (430)	$ (128)	$ (688)
Per assignee unit:
Loss from continuing operations	$ (1.74)	$(16.85)	$ (5.31)	$(25.34)
Loss from discontinued operations	--	(1.02)	--	(3.27)

Net loss	$ (1.74)	$(17.87)	$ (5.31)	$(28.61)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Assignee	General	Assignor	Assignee
	Units	Partners	Limited Partner	Unit Holders	Total

Partners' (deficiency) capital
at December 31, 2006	23,558	$(2,155)	$ 1	$(3,920)	$(6,074)

Net loss for the six
months ended June 30, 2007	--	(3)	--	(125)	(128)

Partners' (deficiency) capital
at June 30, 2007	23,558	$(2,158)	$ 1	$(4,045)	$(6,202)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (128)	$ (688)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	824	910
Amortization of loan costs	10	13
Bad debt expense	62	50
Casualty gains	--	(85)
Changes in assets and liabilities:
Receivables and deposits	(132)	(86)
Other assets	(103)	(107)
Accounts payable	18	8
Tenant security deposits	6	(7)
Due to affiliates	185	331
Accrued property taxes	91	87
Other liabilities	(33)	45
Net cash provided by operating activities	800	471

Cash flows from investing activities:
Property improvements and replacements	(698)	(1,013)
Net withdrawals from restricted escrows	60	--
Insurance proceeds received	--	112
Net cash used in investing activities	(638)	(901)

Cash flows from financing activities:
Payments on mortgage notes payable	(442)	(485)
Advances from affiliate	66	659
Repayment of advances from affiliate	(865)	--
Net cash (used in) provided by financing activities	(1,241)	174

Net decrease in cash and cash equivalents	(1,079)	(256)
Cash and cash equivalents at beginning of period	1,367	398

Cash and cash equivalents at end of period	$ 288	$ 142

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 476	$ 511

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 85	$ 36

At December 31, 2006 and 2005, accounts payable included approximately $231,000 and $544,000 for property improvements and replacements, which are included in property improvements and replacements for the six months ended June 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On September 29, 2006, the Partnership sold The Landings Apartments to a third party. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of The Landings Apartments, loss of approximately $25,000 and $79,000, for the three and six months ended June 30, 2006, respectively, have been classified as loss from discontinued operations on the consolidated statements of operations. Included in loss from discontinued operations for the three and six months ended June 30, 2006 are revenues for The Landings Apartments of approximately $272,000 and $532,000, respectively.

Certain reclassifications have been made to the 2006 balances in order to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the consolidated financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliates

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $150,000 and $160,000 for the six months ended June 30, 2007 and 2006, respectively, were charged to expense and are included in operating expense and loss from discontinued operations on the consolidated statements of operations.  Property management fees of approximately $60,000 and $64,000 for the six months ended June 30, 2007 and 2006, respectively, have been deferred.  The cumulative deferred management fees as of June 30, 2007 totaled approximately $355,000 and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $67,000 and $101,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $33,000, respectively. At June 30, 2007, approximately $476,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during the six months ended June 30, 2007 and 2006, an affiliate of the Managing General Partner advanced approximately $66,000 and $659,000, respectively, to the Partnership to pay for operating payables and capital improvement related payables at the investment properties.  Interest on advances accrues at the prime rate plus 2% (10.25% at June 30, 2007) and was approximately $87,000 and $186,000 for the six months ended June 30, 2007 and 2006, respectively.  During the six months ended June 30, 2007, the Partnership repaid approximately $907,000 of principal and accrued interest.  No such payments were made during the six months ended June 30, 2006.  At June 30, 2007, approximately $1,641,000 of advances and accrued interest is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $237,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $209,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments incurred damages as a result of a fire. The preliminary estimate of damages is approximately $1,850,000. Due to the intensive damage to the building, 18 units will not be able to be occupied while being repaired. The Partnership expects to receive insurance proceeds to cover repairs and does not anticipate a loss to result from this event. As the estimate is preliminary, no assets have yet been written off.

Note D – Contingencies

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Raven Hill Apartments	93%	92%
Burnsville, Minnesota
Fairlane East Apartments (1)	96%	78%
Dearborn, Michigan

(1)

The Managing General Partner attributes the increase in occupancy at Fairlane East Apartments to the completion of a redevelopment project and increased resident retention efforts at the property.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2007 was approximately $42,000 and $128,000 respectively compared to net loss of approximately $430,000 and $688,000 for the corresponding periods in 2006.  The decrease in net loss for the three and six months ended June 30, 2007 is due to a decrease in loss from discontinued operations, an increase in total revenues and a decrease in total expenses partially offset by a decrease in casualty gains.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of The Landings Apartments, which was sold to a third party on September 29, 2006, losses of approximately $25,000 and $79,000 for the three and six months ended June 30, 2006, respectively, have been classified as loss from discontinued operations on the consolidated statements of operations.

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2007 was approximately $42,000 and $128,000, compared to a loss from continuing operations of approximately $405,000 and $609,000 for the three and six months ended June 30, 2006, respectively.  The decrease in loss from continuing operations for the three and six months ended June 30, 2007 is due to an increase in total revenues and a decrease in total expenses, partially offset by a decrease in casualty gains.

Total revenues increased for both the three and six months ended June 30, 2007 due to an increase in rental and other income. Rental income increased due to an increase in occupancy at both properties and an increase in the average rental rate at Fairlane East Apartments, partially offset by an increase in bad debt expense at Raven Hill Apartments. Other income increased due to increases in tenant utility reimbursements and lease cancellation fees at both of the Partnership’s investment properties.

The decrease in total expenses for both the three and six months ended June 30, 2007 is due to decreases in operating and interest expenses partially offset by increases in depreciation and property tax expenses. General and administrative expenses remained comparable for both periods. Operating expense decreased due to decreases in property, administrative and maintenance expenses.  Property expense decreased due to decreases in utility costs at Fairlane East Apartments partially offset by an increase in payroll and related benefits at Raven Hill Apartments.  Administrative expenses decreased due to the recording of a liability during the three months ended June 30, 2006 relating to the forfeiture of unclaimed property pursuant to applicable state and local laws. Maintenance expense decreased due to decreases in contract services at Fairlane East Apartments.  Interest expense decreased due to a decrease in interest expense on the advances from an affiliate of the Managing General Partner as a result of a lower outstanding advance balance in 2007 and a decrease in interest on the mortgages encumbering the investment properties due to regularly scheduled principal payments that reduced the carrying balance of the mortgages.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Property tax expense increased primarily due to an increase in the assessed value of Fairlane East Apartments.

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

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments incurred damages as a result of a fire. The preliminary estimate of damages is approximately $1,850,000. Due to the extensive damage to the building, 18 units will not be able to be occupied while being repaired. The Partnership expects to receive insurance proceeds to cover repairs and does not anticipate a loss to result from this event. As the estimate is preliminary, no assets have yet been written off.

Included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement,  costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $288,000 compared to approximately $142,000 at June 30, 2006.  Cash and cash equivalents decreased by approximately $1,079,000 from December 31, 2006 due to approximately $1,241,000 and $638,000 of cash used in financing and investing activities, respectively partially offset by approximately $800,000 of cash provided by operating activities.  Net cash used in financing activities consisted of repayments of advances to an affiliate of the Managing General Partner and principal payments on the mortgages encumbering the investment properties partially offset by advances received from an affiliate of the Managing General Partner.  Net cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from a restricted escrow. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the six months ended June 30, 2007 and 2006, an affiliate of the Managing General Partner advanced approximately $66,000 and $659,000, respectively, to the Partnership to pay for operating payables and capital improvement related payables at the investment properties.  Interest on advances accrues at the prime rate plus 2% (10.25% at June 30, 2007) and was approximately $87,000 and $186,000 for the six months ended June 30, 2007 and 2006, respectively.  During the six months ended June 30, 2007, the Partnership repaid approximately $907,000 of principal and accrued interest.  No such payments were made during the six months ended June 30, 2006.  At June 30, 2007, approximately $1,641,000 of advances and accrued interest is included in due to affiliates on the consolidated balance sheet included in “Item 1. Financial Statements”.

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

Raven Hill Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $463,000 of capital improvements at Raven Hill Apartments, consisting primarily of security equipment upgrades, swimming pool upgrades, elevator repairs and door, cabinet, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership expects to begin reconstruction related to the casualty discussed above. In addition, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairlane East Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $89,000 of capital improvements consisting primarily of grounds lighting, and air conditioning unit, appliance, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the

Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or advances from the affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the two investment properties of approximately $20,399,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. Each mortgage note has a call option, which allows for the lender to declare the outstanding principal of the loans due and payable in July 2008 and on every fifth anniversary thereafter.

No distributions were made during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the exercise of the lender call option, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2007, there can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,109.5 limited partnership units (the "Units") in the Partnership representing 59.89% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.89% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Oxford Residential Properties I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Oxford Residential Properties I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.