Form 10QSB
period 2007-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2007-11-13
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 168
Receivables and deposits		253
Restricted escrow		129
Other assets		569
Investment properties:
Land	$ 2,160
Buildings and improvements	35,069
	37,229
Less accumulated depreciation	(21,124)	16,105
		$ 17,224
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 717
Tenant security deposit liabilities		91
Accrued property taxes		236
Other liabilities		398
Due to affiliates (Note B)		2,593
Mortgage notes payable		20,174

Partners' (Deficiency) Capital
General partners	$ (2,173)
Assignor limited partner	1
Assignee unit holders (23,558 units outstanding)	(4,813)	(6,985)
		$ 17,224

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,321	$ 1,258	$ 3,978	$ 3,683
Other income	97	139	541	395
Total revenues	1,418	1,397	4,519	4,078

Expenses:
Operating	1,293	704	2,700	2,254
General and administrative	42	43	152	156
Depreciation	418	370	1,242	1,098
Interest	272	350	821	1,015
Property taxes	176	164	515	483
Total expenses	2,201	1,631	5,430	5,006

Loss before discontinued operations and
casualty gains	(783)	(234)	(911)	(928)
Casualty gains (Note C)	--	23	--	108
Loss from discontinued operations
(Notes A and D)	--	(101)	--	(180)
Gain from sale of discontinued operations
(Note D)	--	5,313	--	5,313

Net (loss) income	$ (783)	$ 5,001	$ (911)	$ 4,313

Net (loss) income allocated to general
partners	$ (16)	$ 71	$ (18)	$ 57
Net (loss) income allocated to assignee
unit holders	(767)	4,930	(893)	4,256

	$ (783)	$ 5,001	$ (911)	$ 4,313
Per assignee unit:
Loss from continuing operations	$(32.56)	$ (8.79)	$(37.91)	$(34.13)
Loss from discontinued operations	--	(4.20)	--	(7.47)
Gain from sale of discontinued operations	--	222.26	--	222.26

Net (loss) income	$(32.56)	$209.27	$(37.91)	$180.66

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

			Assignor
	Assignee	General	Limited	Assignee
	Units	Partners	Partner	Unit Holders	Total

Partners' (deficiency) capital
at December 31, 2006	23,558	$(2,155)	$ 1	$ (3,920)	$ (6,074)

Net loss for the nine months
ended September 30, 2007	--	(18)	--	(893)	(911)

Partners' (deficiency) capital
at September 30, 2007	23,558	$(2,173)	$ 1	$ (4,813)	$ (6,985)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (911)	$ 4,313
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,242	1,280
Amortization of loan costs	16	19
Gain from sale of discontinued operations	--	(5,313)
Casualty gains	--	(108)
Loss on early extinguishment of debt	--	115
Changes in assets and liabilities:
Receivables and deposits	(31)	(153)
Other assets	(122)	41
Accounts payable	558	167
Tenant security deposit liabilities	6	(31)
Due to affiliates	291	506
Accrued property taxes	101	(36)
Other liabilities	173	16
Net cash provided by operating activities	1,323	816

Cash flows from investing activities:
Property improvements and replacements	(1,002)	(1,264)
Net deposits to restricted escrows	(69)	--
Net proceeds from sale of discontinued operations	--	8,739
Insurance proceeds received	--	136
Net cash (used in) provided by investing activities	(1,071)	7,611

Cash flows from financing activities:
Payments on mortgage notes payable	(667)	(731)
Repayment of advances from affiliate	(865)	--
Repayment of mortgage note payable	--	(2,995)
Advances from affiliate	81	759
Net cash used in financing activities	(1,451)	(2,967)

Net (decrease) increase in cash and cash equivalents	(1,199)	5,460
Cash and cash equivalents at beginning of period	1,367	398

Cash and cash equivalents at end of period	$ 168	$ 5,858

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 690	$ 775

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 58	$ --

At December 31, 2006 and 2005, accounts payable included approximately $231,000 and $544,000 of property improvements and replacements, which are included in property improvements and replacements for the nine months ended September 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006 reflect the operations of The Landings Apartments as loss from discontinued operations due to its sale on September 29, 2006 (see “Note D”).

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $222,000 and $239,000 for the nine months ended September 30, 2007 and 2006, respectively, were charged to expense and are included in operating expense and loss from discontinued operations on the consolidated statements of operations.  Property management fees of approximately $89,000 and $96,000 for the nine months ended September 30, 2007 and 2006, respectively, have been deferred. The cumulative deferred management fees as of September 30, 2007 totaled approximately $384,000 and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $93,000 and $138,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $8,000 and $44,000, respectively. At September 30, 2007, approximately $510,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2007 and 2006, an affiliate of the Managing General Partner advanced approximately $81,000 and $759,000, respectively, to the Partnership to fund operating payables and capital improvements at the investment properties.  Interest on advances accrues at the prime rate plus 2% (9.75% at September 30, 2007) and interest expense was approximately $130,000 and $298,000 for the nine months ended September 30, 2007 and 2006, respectively.  During the nine months ended September 30, 2007, the Partnership repaid approximately $907,000 of principal and accrued interest.  No such payments were made during the nine months ended September 30, 2006.  At September 30, 2007, approximately $1,699,000 of advances and accrued interest is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to September 30, 2007, an affiliate of the Managing General Partner advanced approximately $714,000 to the Partnership to fund operating expenses at Fairlane East Apartments and payables related to the casualty at Raven Hill Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $241,000 and $209,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Events

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments incurred damages as a result of a fire. The preliminary estimates of building damages and lost rents are approximately $2,700,000 and $215,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $570,000, which are included in operating expenses for the three and nine months ended September 30, 2007.  Due to the extensive damage to the building, 18 units will not be able to be occupied while being repaired. The Partnership expects to receive insurance proceeds to cover the damages and does not anticipate a loss to result from this event. As the estimate is preliminary, no assets have yet been written off.  During the nine months ended September 30, 2007, the Partnership received proceeds of approximately $200,000 to cover the damages. The proceeds are included in other liabilities until the full extent of the damage is determined.  In addition, the Partnership received approximately $50,000 to cover lost rents, which is included in rental income.  Subsequent to September 30, 2007, the Partnership received additional proceeds of approximately $350,000 and incurred additional clean up expenses of approximately $215,000.

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

Note D – Sale of Discontinued Operations

On September 29, 2006, the Partnership sold The Landings Apartments to a third party, for net proceeds of approximately $8,739,000 after payment of a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $2,995,000 of net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,313,000 for the three and nine months ended September 30, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $115,000 as a result of unamortized loan costs written off and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations for the nine months ended September 30, 2006 of approximately $65,000 are shown as loss from discontinued operations and include revenues of approximately $775,000 for the nine months ended September 30, 2006. Included in loss from discontinued operations for the three months ended September 30, 2006 are income of approximately $14,000, including revenues of approximately $243,000.

Note E – Contingencies

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Raven Hill Apartments	91%	92%
Burnsville, Minnesota
Fairlane East Apartments (1)	96%	81%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $783,000 and $911,000, respectively, compared to net income of approximately $5,001,000 and $4,313,000, respectively, for the corresponding periods in 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and nine months ended September 30, 2006 reflect the operations of The Landings Apartments as loss from discontinued operations due to its sale on September 29, 2006.

On September 29, 2006, the Partnership sold The Landings Apartments to a third party, for net proceeds of approximately $8,739,000 after payment of a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $2,995,000 of net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,313,000 for the three and nine months ended September 30, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $115,000 as a result of unamortized loan costs written off and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations for the nine months ended September 30, 2006 of approximately $65,000 are shown as loss from discontinued operations and include revenues of approximately $775,000 for the nine months ended September 30, 2006.  Included in loss from discontinued operations for the three months ended September 30, 2006 are income of approximately $14,000, including revenues of approximately $243,000.

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments incurred damages as a result of a fire. The preliminary estimates of building damages and lost rents are approximately $2,700,000 and $215,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $570,000, which are included in operating expenses for the three and nine months ended September 30, 2007.  Due to the extensive damage to the building, 18 units will not be able to be occupied while being repaired. The Partnership expects to receive insurance proceeds to cover the damages and does not anticipate a loss to result from this event. As the estimate is preliminary, no assets have yet been written off.  During the nine months ended September 30, 2007, the Partnership received proceeds of approximately $200,000 to cover the damages. The proceeds are included in other liabilities until the full extent of the damage is determined.  In addition, the Partnership received approximately $50,000 to cover lost rents, which is included in rental income.  Subsequent to September 30, 2007, the Partnership received additional proceeds of approximately $350,000 and incurred additional clean up expenses of approximately $215,000.

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

The Partnership realized loss before discontinued operations and casualty gain of approximately $783,000 and $911,000 for the three and nine months ended September 30, 2007, respectively, compared to loss before discontinued operations and casualty gain of approximately $234,000 and $928,000, respectively, for the corresponding periods in 2006.  The increase in loss before discontinued operations and casualty gain for the three months ended September 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues. The decrease in loss before discontinued operations and casualty gain for the nine months ended September 30, 2007 is due to an increase in total revenues, partially offset by an increase in total expenses.

Total expenses increased for both periods due to increases in operating, depreciation, and property tax expenses, partially offset by a decrease in interest expense.  General and administrative expenses remained relatively constant for both periods.  Operating expenses increased for both periods primarily due to an increase in clean up expenses associated with the fire at Raven Hill Apartments, as discussed above, and insurance expense as a result of increased premiums at both investment properties.  The increase in operating expenses for the nine months ended September 30, 2007 was partially offset by decreases in utilities at Fairlane East Apartments and the recording of a liability during the nine months ended September 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Property tax expense increased for both periods primarily due to an increase in the assessed value of Fairlane East Apartments.  Interest expense decreased for both periods primarily due to a decrease in interest expense on advances from an affiliate of the Managing General Partner as a result of a lower average outstanding advance balance and a decrease in interest on the mortgages encumbering the investment properties due to regularly scheduled principal payments that reduced the carrying balance of the mortgages.

Included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement,  costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended September 30, 2007 due to an increase in rental income partially offset by a decrease in other income.  Total revenues increased for the nine months ended September 30, 2007 due to increases in both rental and other income.   Rental income increased for both periods due to an increase in occupancy at Fairlane East Apartments, partially offset by decreases in the average rental rate at both of the Partnership’s investment properties and occupancy at Raven Hill Apartments. Other income decreased for the three months ended September 30, 2007 primarily due to decreases in tenant utility reimbursements and lease cancellation fees at Raven Hill Apartments.  Other income increased for the nine months ended September 30, 2007 primarily due to increases in tenant utility reimbursements at both of the Partnership’s investment properties.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $168,000 compared to approximately $5,858,000 at September 30, 2006.  Cash and cash equivalents decreased by approximately $1,199,000 from December 31, 2006 due to approximately $1,451,000 and $1,071,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,323,000 of cash provided by operating activities.  Net cash used in financing activities consisted of repayment of advances to an affiliate of the Managing General Partner and principal payments made on the mortgages encumbering the Partnership’s investment properties, partially offset by advances received from an affiliate of the Managing General Partner. Net cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow.  The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2007 and 2006, an affiliate of the Managing General Partner advanced approximately $81,000 and $759,000, respectively, to the Partnership to fund operating payables and capital improvements at the investment properties.  Interest on advances accrues at the prime rate plus 2% (9.75% at September 30, 2007) and interest expense was approximately $130,000 and $298,000 for the nine months ended September 30, 2007 and 2006, respectively.  During the nine months ended September 30, 2007, the Partnership repaid approximately $907,000 of principal and accrued interest.  No such payments were made during the nine months ended September 30, 2006.  At September 30, 2007, approximately $1,699,000 of advances and accrued interest is included in due to affiliates on the consolidated balance sheet included in “Item 1. Financial Statements”.  Subsequent to September 30, 2007, an affiliate of the Managing General Partner advanced approximately $714,000 to the Partnership to fund operating expenses at Fairlane East Apartments and payables related to the casualty at Raven Hill Apartments.

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

Raven Hill Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $697,000 of capital improvements at Raven Hill Apartments, consisting primarily of security equipment, swimming pool upgrades, elevator improvements, kitchen and bathroom upgrades, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership will continue reconstruction related to the casualty discussed above. In addition, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Fairlane East Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $132,000 of capital improvements at Fairlane East Apartments consisting primarily of exterior lighting, recreation facility upgrades and air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from the affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the two investment properties of approximately $20,174,000 is being amortized over 20 years and is scheduled to be fully amortized at maturity in June 2023. Each mortgage note has a call option, which allows for the lender to declare the outstanding principal of the loans due and payable in July 2008 and on every fifth anniversary thereafter.

No distributions were made during the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the exercise of the lender call option, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,109.5 limited partnership units (the "Units") in the Partnership representing 59.89% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.89% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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