Form 10KSB
period 2007-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2008-03-28
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Assignee Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes []  No[X]

State issuer's revenues for its most recent fiscal year.   $6,069,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

On September 29, 2006, the Partnership sold The Landings Apartments to a third party for net proceeds of approximately $8,739,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,995,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $5,361,000 during the year ended December 31, 2006.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $115,000 due to the write off of unamortized loan costs and a prepayment penalty.

Schedule of Properties

Set forth below for both of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Raven Hill
Apartments	$17,563	$ 8,841	5-30 yrs	S/L	$ 103
Fairlane East
Apartments	20,447	11,811	5-30 yrs	S/L	3,591

Totals	$38,010	$20,652			$ 3,694

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Properties	2007	Rate (1)	Amortized	Date(2)	Maturity (3)
	(in thousands)				(in thousands)

Raven Hill	$10,281	4.21%	20 yrs	06/01/23	$10,043
Apartments
Fairlane East	9,666	4.21%	20 yrs	06/01/23	9,443
Apartments

Totals	$19,947				$19,486

(1)

Fixed rate mortgages.

(2)

Lender has the option to call both of the mortgages on July 1, 2008 and every fifth anniversary thereafter. In December 2007, the holder of the mortgages encumbering both properties exercised its option to declare the entire outstanding principal balances to be due and payable on July 1, 2008.

(3)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Properties	2007	2006	2007	2006

Raven Hill
Apartments	$ 8,913	$ 9,081	91%	93%
Fairlane East
Apartments (1)	12,395	12,345	96%	85%

(1)

The Managing General Partner attributes the increase in occupancy at Fairlane East Apartments to the completion of a redevelopment project  in 2006 and increased resident retention efforts at the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership’s properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less.  No tenant leases 10% or more of the available rental space. Fairlane East Apartments is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.  The physical condition of Raven Hill Apartments is discussed in greater detail in “Item 6. Management’s Discussion and Analysis or Plan of Operation”.

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)
Raven Hill Apartments	$ 237	1.22%
Fairlane East Apartments	433	6.03%

Capital Improvements

Raven Hill Apartments

During the year ended December 31, 2007, the Partnership completed approximately $2,885,000 of capital improvements at Raven Hill Apartments, consisting primarily of elevator upgrades, security equipment, energy conservation upgrades, kitchen and bath improvements, HVAC upgrades, floor covering and appliance replacements and construction related to the casualty discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation”. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership plans to complete the reconstruction related to the casualty mentioned above during 2008. In addition, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Fairlane East Apartments

During the year ended December 31, 2007, the Partnership completed approximately $208,000 of capital improvements at Fairlane East Apartments consisting primarily of recreation facility improvements, exterior lighting, and air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the Managing General Partner, insurance proceeds or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

Item 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

The Partnership originally issued 25,714 Assignee Units (the “Units”) and through December 31, 2007, had redeemed a total of 2,156 Assignee Units, ranging in price from $332 to $600 per Unit. As of December 31, 2007, there were 681 holders of record owning an aggregate of 23,558 Units outstanding. Affiliates of the Managing General Partner owned 14,109.50 Units or 59.89% at December 31, 2007. There is currently no established public market in which the Units are traded, and it is not anticipated that a public market will develop.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee
	December 31, 2007	Unit	December 31, 2006	Unit

Sale (1)	$ --	$ --	$ 1,448	$ 61.47

(1)

Proceeds from the September 2006 sale of The Landings Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, refinancings and/or property sales.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2008 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,109.50 Units in the Partnership representing 59.89% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.89% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the years ended December 31, 2007 and 2006 was approximately $276,000 and $4,334,000, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the year ended December 31, 2006 reflects the operations of The Landings Apartments as loss from discontinued operations due to its sale on September 29, 2006.

On September 29, 2006, the Partnership sold The Landings Apartments to a third party for net proceeds of approximately $8,739,000 after payment of a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $2,995,000 of net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,361,000 for the year ended December 31, 2006 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $115,000 as a result of unamortized loan costs written off and a prepayment penalty which is included in loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements” for the year ended December 31, 2006. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $74,000, including revenues of approximately $775,000.

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments, incurred damages as a result of a fire. The preliminary estimates of building damages and lost rents are approximately $2,796,000 and $215,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000, which are included in operating expenses for the year ended December 31, 2007.  All of the asbestos related work was completed in 2007.  Due to the extensive damage to the building, 18 units will not be able to be occupied while being repaired. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007, and wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000. In addition, the Partnership expects to receive approximately $71,000 to cover lost rents, which is included in rental income.  The Partnership may receive additional proceeds related to this casualty.

During November 2005, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $67,000 in damages as a result of water damage.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $57,000 and wrote off undepreciated damaged assets of approximately $13,000, resulting in a casualty gain of approximately $44,000.

During January 2006, Fairlane East Apartments incurred approximately $89,000 in damages as a result of fire damage.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $79,000 and wrote off undepreciated damaged assets of approximately $15,000, resulting in a casualty gain of approximately $64,000.

The Partnership realized loss before discontinued operations and casualty gains of approximately $1,167,000 and $946,000 for the years ended December 31, 2007 and 2006, respectively.  The increase in loss before discontinued operations and casualty gain is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, depreciation, and property tax expenses, partially offset by a decrease in interest expense.  General and administrative expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in clean up expenses associated with the fire at Raven Hill Apartments, as discussed above, insurance expense as a result of increased premiums and contract services at both investment properties.  The increase in operating expenses was partially offset by a decrease in utilities at Fairlane East Apartments and the recording of a liability during the year ended December 31, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Property tax expense increased primarily due to an increase in the assessed value of both investment properties.  Interest expense decreased primarily due to a decrease in interest expense on advances from an affiliate of the Managing General Partner as a result of a lower average outstanding advance balance and a decrease in interest on the mortgages encumbering the investment properties due to regularly scheduled principal payments that reduced the carrying balance of the mortgages.

Included in general and administrative expenses for the years ended December 31, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income.  Rental income increased primarily due to increases in occupancy and the average rental rate at Fairlane East Apartments due to the completion of a redevelopment project, partially offset by decreases in the average rental rate and occupancy at Raven Hill Apartments. Other income increased primarily due to an increase in tenant utility reimbursements at both of the Partnership’s investment properties.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $426,000, compared to approximately $1,367,000 at December 31, 2006.  Cash and cash equivalents decreased by approximately $941,000 due to approximately $1,136,000 and $514,000 of cash used in investing and financing activities, respectively, partially offset by approximately $709,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received and net withdrawals from restricted escrows maintained by the mortgage lender.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances from an affiliate of the Managing General Partner, partially offset by advances received from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced approximately $1,245,000 and $759,000, respectively, to the Partnership to fund operating expenses and capital improvements at the investment properties. Interest on advances accrues at the prime rate plus 2% (9.25% at December 31, 2007) and was approximately $188,000 and $379,000 for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Partnership repaid approximately $907,000 and $2,141,000, respectively, of advances and associated accrued interest. At December 31, 2007, approximately $2,921,000 of advances and accrued interest is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $231,000 to the Partnership to fund operating expenses and payables related to the casualty at Raven Hill Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  The Partnership expects to continue reconstruction related to the casualty at Raven Hill Apartments dicussed above. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated insurance proceeds and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $19,947,000 was being amortized over 20 years and was scheduled to be fully amortized at maturity in June 2023. Each of the mortgages encumbering the Partnership’s investment properties includes a call option that allows the lender to call the mortgages due and payable on July 1, 2008, July 1, 2013 or July 1, 2018. In December 2007, the holder of the mortgages encumbering both properties exercised its option to declare the entire outstanding principal balances to be due and payable on July 1, 2008. The Partnership is exploring financing options for both of its investment properties.  If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee
	December 31, 2007	Unit	December 31, 2006	Unit

Sale (1)	$ --	$ --	$ 1,448	$ 61.47

(1)

Proceeds from the September 2006 sale of The Landings Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,109.50 Assignee units (the "Units") in the Partnership representing 59.89% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.89% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years Ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Oxford Residential Properties I Limited Partnership

We have audited the accompanying consolidated balance sheet of Oxford Residential Properties I Limited Partnership as of December 31, 2007, and the related consolidated statements of operations, changes in partners’ (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership at December 31, 2007, and the consolidated results of its operations and its cash flows each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 26, 2008

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 426
Receivables and deposits		369
Restricted escrow		619
Other assets		456
Investment properties (Notes A, B, D, and G)
Land	$ 2,160
Buildings and related personal property	35,850
	38,010
Less accumulated depreciation	(20,652)	17,358

		$ 19,228
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable and accrued expenses		$ 740
Tenant security deposit liabilities		103
Accrued property taxes		124
Other liabilities		231
Due to affiliates (Note C)		3,881
Mortgage notes payable (Note B)		19,947

Partners' (Deficiency) Capital
General partners	$ (2,149)
Assignor limited partner	1
Assignee unit holders (23,558 units outstanding)	(3,650)	(5,798)

		$ 19,228

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 5,332	$ 5,028
Other income	746	572
Total revenues	6,078	5,600

Expenses:
Operating	3,664	2,901
General and administrative	197	206
Depreciation	1,609	1,476
Interest	1,106	1,320
Property taxes	669	643
Total expenses	7,245	6,546

Loss before discontinued operations and casualty gains	(1,167)	(946)
Casualty gains (Note F)	1,443	108
Loss from discontinued operations (Notes A and G)	--	(189)
Gain from sale of discontinued operations (Note G)	--	5,361
Net income (Note E)	$ 276	$ 4,334

Net income allocated to general partners	$ 6	$ 57
Net income allocated to assignee unit holders	270	4,277
	$ 276	$ 4,334
Per Assignee Unit:
Income (loss) from continuing operations	$ 11.46	$(34.85)
Loss from discontinued operations	--	(7.85)
Gain from sale of discontinued operations	--	224.25
Net income	$ 11.46	$181.55

Distributions per Assignee Unit	$ --	$ 61.47

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands)

		Assignor	Assignee
	General	Limited	Unit
	Partners	Partner	Holders	Total

Partners' (deficiency) capital at
December 31, 2005	$(2,212)	$ 1	$ (6,749)	$ (8,960)

Distributions to
Assignee Unit Holders	--	--	(1,448)	(1,448)

Net income for the year
ended December 31, 2006	57	--	4,277	4,334

Partners' (deficiency) capital at
December 31, 2006	(2,155)	1	(3,920)	(6,074)

Net income for the year
ended December 31, 2007	6	--	270	276

Partners' (deficiency) capital at
December 31, 2007	$(2,149)	$ 1	$ (3,650)	$ (5,798)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 276	$ 4,334
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,609	1,658
Amortization of loan costs	21	25
Gain from sale of discontinued operations	--	(5,361)
Casualty gains	(1,443)	(108)
Loss on early extinguishment of debt	--	115
Changes in assets and liabilities:
Receivables and deposits	(147)	(115)
Other assets	(14)	101
Accounts payable	(21)	1
Tenant security deposit liabilities	18	(31)
Accrued property taxes	(11)	(64)
Due to affiliates	415	115
Other liabilities	6	(87)
Net cash provided by operating activities	709	583

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	8,739
Net withdrawals from restricted escrows	60	--
Insurance proceeds received	1,468	136
Property improvements and replacements	(2,664)	(2,202)
Net cash (used in) provided by investing activities	(1,136)	6,673

Cash flows from financing activities:
Distributions to partners	--	(1,448)
Payments on mortgage notes payable	(894)	(949)
Repayment of mortgage note payable	--	(2,995)
Advances from affiliate	1,245	759
Repayment of advances from affiliate	(865)	(1,654)
Net cash used in financing activities	(514)	(6,287)

Net (decrease) increase in cash and cash equivalents	(941)	969
Cash and cash equivalents at beginning of year	1,367	398
Cash and cash equivalents at end of year	$ 426	$ 1,367

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 902	$ 1,487
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 660	$ 231
Insurance proceeds held on deposit with the mortgage lender	$ 619	$ --

At December 31, 2005, accounts payable included approximately $544,000 of property improvements and replacements which are included in property improvements and replacements for the year ended December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Basis of Presentation:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2006 reflects the operations of The Landings Apartments as loss from discontinued operations due to its sale on September 29, 2006 (see Note G).

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:  Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $332,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2007 approximately $619,000 of insurance proceeds are held with the mortgage lender for reconstruction at Raven Hill Apartments (see “Note F”).

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $415,000, less accumulated amortization of approximately $94,000, are included in other assets on the accompanying consolidated balance sheet. The loan costs are amortized over the terms of the related loan agreements. The total amortization expense for the years ended December 31, 2007 and 2006 was approximately $21,000 and $25,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $321,000 for 2008 (see “Note B”).

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

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

Partners' (Deficiency) Capital: The Limited Partnership Agreement ("Agreement") provides that income and losses from operations for both financial and tax reporting purposes shall be allocated 98% to the Assignee Unit Holders and 2% to the General Partners. The Agreement provides that gain from the sale of investment properties is allocated to the partners in the same proportion and to the same extent as the partners received distributions of sale proceeds. To the extent that the gain exceeds the distribution, the excess shall be allocated 98% to the Assignee Unit holders and 2% to the General Partner. For financial reporting purposes, the net income per assignee unit (“Assignee Unit") has been calculated by dividing the portion of the Partnership's net income allocable to Assignee Unit Holders (98%) by the weighted average of Assignee Units outstanding. In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net income amounts per Assignee Unit on the consolidated statements of operations.

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

Investment Properties:  Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the year ended December 31, 2006, the Partnership capitalized interest of approximately $3,000, property taxes of approximately $2,000, and operating costs of approximately $1,000. The Partnership did not capitalize costs related to interest, property taxes or operating costs during the year ended December 31, 2007. Capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $150,000 and $172,000 for the years ended December 31, 2007 and 2006, respectively, are included in operating expense and loss from discontinued operations.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments, including the mortages encumbering both investment properties, approximate their fair values due to the short term maturity of these instruments.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Notes Payable

The principal terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date (1)	Maturity (1)
	(in thousands)				(in thousands)

Raven Hill Apartments	$10,281	$ 75	4.21%	06/01/23	$10,043
Fairlane East Apartments	9,666	71	4.21%	06/01/23	9,443

Total	$19,947	$146			$19,486

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

(1)

The mortgage indebtedness encumbering the two investment properties of approximately $19,947,000 is being amortized over 20 years and was scheduled to be fully amortized at maturity in June 2023. Each mortgage note has a call option, which allows for the lender to declare the outstanding principal of the respective loans due and payable in July 2008 and on every fifth anniversary thereafter.  In December 2007, the holder of the mortgages encumbering both properties exercised its option to declare the entire outstanding principal balances to be due and payable on July 1, 2008.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. During the year ended December 31, 2006, these distribution preferences were met with the sale of The Landings Apartments.  As a result, approximately $56,000 of the previously subordinated fees were paid during the year ended December 31, 2006. No such fees were paid during the year ended December 31, 2007, as the criteria were not met. Total property management fees of approximately $296,000 and $312,000 for the years ended December 31, 2007 and 2006, respectively, were charged to expense and are included in operating expenses and loss from discontinued operations on the consolidated statements of operations.  Property management fees of approximately $119,000 and $125,000 for the years ended December 31, 2007 and 2006, respectively, have been deferred.  The cumulative deferred management fees as of December 31, 2007 totaled approximately $414,000 and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $123,000 and $180,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $14,000 and $54,000, respectively.  At December 31, 2007, approximately $546,000 in accountable administrative expenses and related accrued interest were due to an affiliate of the Managing General Partner and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner,  advanced approximately $1,245,000 and $759,000, respectively, to the Partnership to fund operating expenses and capital improvements at the investment properties. Interest on advances accrues at the prime rate plus 2% (9.25% at December 31, 2007) and was approximately $188,000 and $379,000 for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Partnership repaid approximately $907,000 and $2,141,000, respectively, of advances and associated accrued interest. At December 31, 2007, approximately $2,921,000 of advances and accrued interest is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $231,000 to the Partnership to fund operating expenses and payables related to the casualty at Raven Hill Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $184,000 and $209,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,109.50 Assignee units (the "Units") in the Partnership representing 59.89% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.89% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note D - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Raven Hill Apartments
Burnsville, Minnesota	$10,281	$ 909	$11,603	$ 5,051

Fairlane East Apartments
Dearborn, Michigan	9,666	1,251	11,159	8,037

Totals	$19,947	$2,160	$22,762	$13,088

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life

Raven Hill Apartments
Burnsville, Minnesota	$ 909	$16,654	$17,563	$ 8,841	1971	12/86	5-30 yrs

Fairlane East Apartments
Dearborn, Michigan	1,251	19,196	20,447	11,811	1973	12/85	5-30 yrs

Totals	$2,160	$35,850	$38,010	$20,652

During the year ended December 31, 2004, the Managing General Partner began a major redevelopment project at Fairlane East Apartments. The property had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in the second quarter of 2006. The total cost of the redevelopment was approximately $2,832,000, of which approximately $62,000 was completed during the year ended December 31, 2006. The project was funded by advances from an affiliate of the Managing General Partner. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the year ended December 31, 2006, approximately $3,000 of interest, approximately $2,000 of real estate taxes and approximately $1,000 of operating costs were capitalized.

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$36,400	$41,970
Property improvements	3,093	1,889
Sale of investment property	--	(7,373)
Disposal of assets	(1,483)	(86)
Balance at end of year	$38,010	$36,400

Accumulated Depreciation
Balance at beginning of year	$19,882	$22,255
Additions charged to expense	1,609	1,658
Sale of investment property	--	(3,973)
Disposal of assets	(839)	(58)
Balance at end of year	$20,652	$19,882

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $35,445,000 and $35,089,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $31,751,000 and $30,217,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable (loss) income (in thousands, except per unit data):

	2007	2006
Net income as reported	$ 276	$ 4,334
(Deduct) add:
Depreciation differences	(22)	(72)
Prepaid rent	(1)	(33)
Casualty gain	(1,478)	(239)
Gain on sale	--	1,783
Other	17	34

Federal taxable (loss) income	$(1,208)	$ 5,807

Federal taxable (loss) income per
Assignee unit	$(50.34)	$242.72

The tax basis of the Partnership's assets and liabilities is approximately $6,541,000 less than the assets and liabilities as reported in the consolidated financial statements.

Note F – Casualty Events

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments, incurred damages as a result of a fire. The preliminary estimates of building damages and lost rents are approximately $2,796,000 and $215,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000, which are included in operating expenses for the year ended December 31, 2007.  All of the asbestos related work was completed in 2007.  Due to the extensive damage to the building, 18 units will not be able to be occupied while being repaired. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007, and wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000. In addition, the Partnership expects to receive approximately $71,000 to cover lost rents, which is included in rental income. The Partnership may receive additional proceeds related to this casualty.

During November 2005, one of the Partnership’s investment properties, Fairlane East Apartments, incurred approximately $67,000 in damages as a result of water damage.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $57,000 and wrote off undepreciated damaged assets of approximately $13,000, resulting in a casualty gain of approximately $44,000.

During January 2006, Fairlane East Apartments incurred approximately $89,000 in damages as a result of fire damage.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $79,000 and wrote off undepreciated damaged assets of approximately $15,000, resulting in a casualty gain of approximately $64,000.

Note G – Sale of Discontinued Operations

On September 29, 2006, the Partnership sold The Landings Apartments to a third party for net proceeds of approximately $8,739,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,995,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,361,000 during the year ended December 31, 2006 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $115,000 as a result of unamortized loan costs written off and a prepayment penalty which is included in loss from discontinued operations for the year ended December 31, 2006. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $74,000, including revenues of approximately $775,000.

Note H – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties. As discussed in “Note F”, the Partnership incurred clean up expenses of approximately $807,000 related to asbestos removal at Raven Hill Apartments.  All of the asbestos related work was completed during 2007.

The remaining buildings at Raven Hill Apartments contain asbestos.  The asbestos is appropriately contained, in accordance with current environmental regulations, and the Partnership has no current plans to remove the asbestos.  If these buildings were demolished, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed.  Because the obligation to remove the asbestos has an indeterminable settlement date, the Partnership is not able to reasonably estimate the fair value of this asset retirement obligation.

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

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation. Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust ("Prentiss"), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Assignee Units (the “Units”) of the Partnership as of December 31, 2007.

Entity	Number of Units	Percentage

AIMCO Properties, L.P.
(an affiliate of AIMCO)	9,112.5	38.68%
ORP Acquisition Partners, L.P.
(an affiliate of AIMCO)	4,997.0	21.21%

ORP Acquisition Partners, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

Beneficial Owners of Management

No director or officer of the Managing General Partner owns any Units of the Partnership of record or beneficially.

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. During the year ended December 31, 2006, these distribution preferences were met with the sale of The Landings Apartments.  As a result, approximately $56,000 of the previously subordinated fees were paid during the year ended December 31, 2006. No such fees were paid during the year ended December 31, 2007, as the criteria were not met. Total property management fees of approximately $296,000 and $312,000 for the years ended December 31, 2007 and 2006, respectively, were charged to expense and are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.  Property management fees of approximately $119,000 and $125,000 for the years ended December 31, 2007 and 2006, respectively, have been deferred.  The cumulative deferred management fees as of December 31, 2007 totaled approximately $414,000 and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $123,000 and $180,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain from sale from discontinued operations on the consolidated financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $14,000 and $54,000, respectively.  At December 31, 2007, approximately $546,000 in accountable administrative expenses and related accrued interest were due to an affiliate of the Managing General Partner and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner,  advanced approximately $1,245,000 and $759,000, respectively, to the Partnership to fund operating expenses and capital improvements at the investment properties. Interest on advances accrues at the prime rate plus 2% (9.25% at December 31, 2007) and was approximately $188,000 and $379,000 for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Partnership repaid approximately $907,000 and $2,141,000, respectively, of advances and associated accrued interest. At December 31, 2007, approximately $2,921,000 of advances and accrued interest is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $231,000 to the Partnership to fund operating expenses and payables related to the casualty at Raven Hill Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $184,000 and $209,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,109.50 Units in the Partnership representing 59.89% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.89% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008. The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $42,000 and $47,000 for 2007 and 2006, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $20,000 and $19,000 for 2007 and 2006, respectively.

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

Date: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2008
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