Form 10-Q
period 2008-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2008-05-14
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-14533

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	52-1322906
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,462	$ 426
Receivables and deposits	368	369
Restricted escrow	--	619
Other assets	354	456
Investment properties:
Land	2,160	2,160
Buildings and related personal property	36,085	35,850
	38,245	38,010
Less accumulated depreciation	(21,051)	(20,652)
	17,194	17,358
	$ 19,378	$ 19,228
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 159	$ 740
Tenant security deposit liabilities	107	103
Accrued property taxes	189	124
Other liabilities	245	231
Due to affiliates (Note B)	4,242	3,881
Mortgage notes payable	19,717	19,947
	24,659	25,026

Partners' (Deficiency) Capital
General partners	(2,139)	(2,149)
Assignor limited partner	1	1
Assignee unit holders (23,558 units outstanding)	(3,143)	(3,650)
	(5,281)	(5,798)
	$ 19,378	$ 19,228

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 1,318	$ 1,353
Other income	271	179
Total revenues	1,589	1,532

Expenses:
Operating	683	713
General and administrative	51	50
Depreciation	399	410
Interest	449	278
Property taxes	189	167
Total expenses	1,771	1,618

Casualty gain (Note C)	699	--
Net income (loss)	$ 517	$ (86)

Net income (loss) allocated to general partners (2%)	$ 10	$ (2)
Net income (loss) allocated to assignee unit holders (98%)	507	(84)
	$ 517	$ (86)

Net income (loss) per Assignee Unit	$ 21.52	$ (3.57)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

		Assignor	Assignee
	General	Limited	Unit
	Partners	Partner	Holders	Total

Partners' (deficiency) capital
at December 31, 2007	$(2,149)	$ 1	$(3,650)	$(5,798)

Net income for the three
months ended March 31, 2008	10	--	507	517

Partners' (deficiency) capital
at March 31, 2008	$(2,139)	$ 1	$(3,143)	$(5,281)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 517	$ (86)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	399	410
Amortization of loan costs	162	5
Bad debt expense	41	20
Casualty gain	(699)	--
Changes in accounts:
Receivables and deposits	(30)	(85)
Other assets	(60)	(136)
Accounts payable	14	202
Tenant security deposit liabilities	4	--
Due to affiliates	130	75
Accrued property taxes	65	37
Other liabilities	14	41
Net cash provided by operating activities	557	483

Cash flows from investing activities:
Property improvements and replacements	(830)	(399)
Net withdrawals from restricted escrow	--	60
Insurance proceeds received	1,308	--
Net cash provided by (used in) investing activities	478	(339)

Cash flows from financing activities:
Payments on mortgage notes payable	(230)	(220)
Advances from affiliate	231	--
Repayment of advances from affiliate	--	(865)
Net cash provided by (used in) financing activities	1	(1,085)

Net increase (decrease) in cash and cash equivalents	1,036	(941)
Cash and cash equivalents at beginning of period	426	1,367

Cash and cash equivalents at end of period	$ 1,462	$ 426

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 209	$ 260

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 65	$ 48

At December 31, 2007 and 2006, accounts payable included approximately $660,000 and $231,000, respectively, of property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain distribution preference levels to the Assignee Unit Holders are achieved. Total property management fees of approximately $75,000 and $77,000 for the three months ended March 31, 2008 and 2007, respectively, were charged to expense and are included in operating expense on the consolidated statements of operations.  Property management fees of approximately $30,000 and $31,000 for the three months ended March 31, 2008 and 2007, respectively, have been deferred.  The cumulative deferred management fees as of March 31, 2008 and December 31, 2007 totaled approximately $444,000 and $414,000, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $26,000 and $32,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $2,000, respectively. At March 31, 2008 and December 31, 2007, approximately $577,000 and $546,000, respectively, in accountable administrative expenses and related accrued interest were due to an affiliate of the Managing General Partner and are included in due to affiliates on the accompanying consolidated balance sheets.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $231,000 during the three months ended March 31, 2008 to fund operations at Raven Hill Apartments.  There were no such advances during the three months ended March 31, 2007.  Interest on advances accrues at the prime rate plus 2% or 7.25% at March 31, 2008.  Interest expense was approximately $69,000 and $47,000 for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2007, the Partnership repaid approximately $907,000 of advances and accrued interest. No such payments were made during the three months ended March 31, 2008.  At March 31, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,221,000 and $2,921,000, respectively, and is included in due to affiliates on the consolidated balance sheets.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, the Partnership repaid approximately $900,000 of advances and associated accrued interest.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $92,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $184,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C - Casualty Event

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments, incurred damages as a result of a fire. The estimates of building damages and lost rents are approximately $2,796,000 and $71,000, respectively.  In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000, which were included in operating expenses for the year ended December 31, 2007.  All of the asbestos related work was completed in 2007.  During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007 and released to the Partnership during the three months ended March 31, 2008. During the year ended December 31, 2007, the Partnership wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000 for the year ended December 31, 2007. During the three months ended March 31, 2008, the Partnership recorded an additional gain of approximately $699,000 as a result of the receipt of additional insurance proceeds. In addition, the Partnership received approximately $71,000 to cover lost rents, which was included in revenues in 2007.

Note D – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties. As discussed in “Note C”, the Partnership incurred clean up expenses of approximately $807,000 related to asbestos removal at Raven Hill Apartments during 2007.  All of the asbestos related work was completed during 2007.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Raven Hill Apartments	96%	95%
Burnsville, Minnesota
Fairlane East Apartments (1)	91%	96%
Dearborn, Michigan

(1)

The Managing General Partner attributes the decrease in occupancy at Fairlane East Apartments to the soft rental market in the Dearborn area.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2008 was approximately $517,000, compared to a net loss of approximately $86,000 for the three months ended March 31, 2007.  The increase in net income is due to the recognition of a casualty gain in 2008 and an increase in total revenues, partially offset by an increase in total expenses.

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments, incurred damages as a result of a fire. The estimates of building damages and lost rents are approximately $2,796,000 and $71,000, respectively.  In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000, which were included in operating expenses for the year ended December 31, 2007.  All of the asbestos related work was completed in 2007.  During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007 and released to the Partnership during the three months ended March 31, 2008. During the year ended December 31, 2007, the Partnership wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000 for the year ended December 31, 2007. During the three months ended March 31, 2008, the Partnership recorded an additional gain of approximately $699,000 as a result of the receipt of additional insurance proceeds.  In addition, the Partnership received approximately $71,000 to cover lost rents, which was included in revenues in 2007.

Total revenues increased due to an increase in other income, partially offset by a decrease in rental income.  Other income increased primarily due to an increase in utitlity reimbursements at Raven Hill Apartments.  Rental income decreased primarily due to a decrease in occupancy and an increase in bad debt expense at Fairlane East Apartments, partially offset by an increase in the average rental rate at both of the Partnership’s investment properties.

Total expenses increased due to increases in interest and property tax expenses, partially offset by decreases in operating and depreciation expenses.  General and administrative expense remained relatively constant for the comparable periods. Interest expense increased due to an increase in amortization of loan costs associated with the mortgages encumbering both investment properties as a result of the mortgage lender exercising its call option on the mortgages as discussed in “Liquidity and Capital Resources”, and an increase in interest on advances from AIMCO Properties, L.P. as a result of a higher average advance balance.  Property tax expense increased due to an increase in the assessed value of Raven Hill Apartments.  Operating expense decreased primarily due to decreases in utilities and payroll related expenses at Raven Hill Apartments and contract services at Fairlane East Apartments.  Depreciation expense decreased due to assets becoming fully depreciated at Raven Hill Apartments during the fourth quarter of 2007.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $1,462,000, compared to approximately $426,000 at March 31, 2007.  Cash and cash equivalents increased approximately $1,036,000, from December 31, 2007, due to approximately $557,000, $478,000 and $1,000 of cash provided by operating, investing, and financing activities, respectively.  Cash provided by investing activities consisted of insurance proceeds received, partially offset by property improvements and replacements.  Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., substantially offset by principal payments made on the mortgages encumbering both investment properties.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $231,000 during the three months ended March 31, 2008 to fund operations at Raven Hill Apartments.  There were no such advances during the three months ended March 31, 2007.  Interest on advances accrues at the prime rate plus 2% or 7.25% at March 31, 2008.  Interest expense was approximately $69,000 and $47,000 for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2007, the Partnership repaid approximately $907,000 of advances and accrued interest. No such payments were made during the three months ended March 31, 2008.  At March 31, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,221,000 and $2,921,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2008, the Partnership repaid approximately $900,000 of advances and associated accrued interest.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's properties are detailed below.

Raven Hill Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $198,000 of capital improvements at Raven Hill Apartments, consisting primarily of appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairlane East Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $37,000 of capital improvements, consisting primarily of recreational facility upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. In addition, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $19,717,000 was being amortized over 20 years and was scheduled to be fully amortized at maturity in June 2023. Each of the mortgages encumbering the Partnership’s investment properties includes a call option that allows the lender to call the mortgages due and payable on July 1, 2008, July 1, 2013 or July 1, 2018. In December 2007, the holder of the mortgages encumbering both properties exercised its option to declare the entire outstanding principal balances to be due and payable on July 1, 2008. The Partnership is exploring financing options for both of its investment properties.  If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No distributions were made during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,144.5 Assignee units (the "Units") in the Partnership representing 60.04% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.04% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

On April 24, 2008, the Partnership Agreement was amended to merge Oxford Residential Properties I Limited Partnership into Oxford Residential Properties I Limited Partnership, a Delaware limited partnership (the “Partnership”), with the Partnership as the surviving entity.  The Partnership Agreement was also amended to allow for the establishment of a series of limited partnership units.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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

4.2

Second Amendment to the Amended and Restricted Agreement and Certificate of Limited Partnership.

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