Form 10-Q
period 2008-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2008-08-14
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 10,895	$ 426
Receivables and deposits	382	369
Restricted escrow	--	619
Other assets	452	456
Investment properties:
Land	2,160	2,160
Buildings and related personal property	36,459	35,850
	38,619	38,010
Less accumulated depreciation	(21,689)	(20,652)
	16,930	17,358
	$ 28,659	$ 19,228
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable (Note D)	$ 6,327	$ 740
Tenant security deposit liabilities	113	103
Accrued property taxes	243	124
Other liabilities	155	231
Due to affiliates (Note B)	2,716	3,881
Mortgage notes payable (Note D)	24,425	19,947
	33,979	25,026

Partners' (Deficiency) Capital
General partners	(2,139)	(2,149)
Assignor limited partner	1	1
Assignee unit holders (23,558 units outstanding)	(3,182)	(3,650)
	(5,320)	(5,798)
	$ 28,659	$ 19,228

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 1,332	$ 1,304	$ 2,650	$ 2,657
Other income	163	265	434	444
Total revenues	1,495	1,569	3,084	3,101

Expenses:
Operating	694	694	1,377	1,407
General and administrative	53	60	104	110
Depreciation	440	414	839	824
Interest	430	271	879	549
Property taxes	189	172	378	339
Total expenses	1,806	1,611	3,577	3,229

Casualty gain (Note C)	272	--	971	--

Net (loss) income	$ (39)	$ (42)	$ 478	$ (128)

Net (loss) income allocated to general
partners (2%)	$ (1)	$ (1)	$ 10	$ (3)
Net (loss) income allocated to assignee
unit holders (98%)	(38)	(41)	468	(125)

	$ (39)	$ (42)	$ 478	$ (128)

Net (loss) income per assignee unit	$ (1.61)	$ (1.74)	$ 19.87	$ (5.31)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Assignee	General	Assignor	Assignee
	Units	Partners	Limited Partner	Unit Holders	Total

Partners' (deficiency) capital
at December 31, 2007	23,558	$(2,149)	$ 1	$(3,650)	$(5,798)

Net income for the six
months ended June 30, 2008	--	10	--	468	478

Partners' (deficiency) capital
at June 30, 2008	23,558	$(2,139)	$ 1	$(3,182)	$(5,320)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$ 478	$ (128)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	839	824
Amortization of loan costs	321	10
Casualty gain	(195)	--
Bad debt expense	86	62
Change in accounts:
Other assets	(3)	(103)
Receivables and deposits	(99)	(132)
Accounts payable	4	18
Accrued property taxes	119	91
Due to affiliates	(628)	185
Tenant security deposit liabilities	10	6
Other liabilities	(76)	(33)
Net cash provided by operating activities	856	800

Cash flows from investing activities:
Property improvements and replacements	(908)	(698)
Insurance proceeds received	664	--
Net withdrawals from restricted escrow	--	60
Net cash used in investing activities	(244)	(638)

Cash flows from financing activities:
Payments on mortgage notes payable	(462)	(442)
Repayment of mortgage notes payable	(19,485)	--
Proceeds from mortgage notes payable	24,425	--
Overpayment due to title company (Note D)	6,230	--
Loan costs paid	(314)	--
Advances from affiliate	497	66
Repayment of advances from affiliate	(1,034)	(865)
Net cash provided by (used in) financing activities	9,857	(1,241)

Net increase (decrease) in cash and cash equivalents	10,469	(1,079)
Cash and cash equivalents at beginning of period	426	1,367
Cash and cash equivalents at end of period	$ 10,895	$ 288
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 881	$ 476
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 13	$ 85

At December 31, 2007 and 2006, accounts payable included approximately $660,000 and $231,000, respectively, of property improvements and replacements, which are included in property improvements and replacements for the six months ended June 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing. Total property management fees of approximately $154,000 and $150,000 for the six months ended June 30, 2008 and 2007, respectively, were charged to expense and are included in operating expense.  Property management fees of approximately $61,000 and $60,000 for the six months ended June 30, 2008 and 2007, respectively, have been deferred. The cumulative deferred management fees as of June 30, 2008 and December 31, 2007 totaled approximately $475,000 and $414,000, respectively, and are included in due to affiliates. Subsequent to June 30, 2008, the Partnership paid approximately $485,000 of deferred management fees from proceeds from the refinancing of the mortgage encumbering Raven Hill Apartments.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $50,000 and $67,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $6,000, respectively. At December 31, 2007, the Partnership owed approximately $546,000 for accountable administrative expenses, which are included in due to affiliates.  There were no accountable administrative expenses due at June 30, 2008.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 and $66,000 during the six months ended June 30, 2008 and 2007, respectively, to fund mortgage application fees and operations at both investment properties.  Interest on advances accrues at the prime rate plus 2% or 7.00% at June 30, 2008.  Interest expense was approximately $123,000 and $87,000 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the Partnership repaid approximately $1,300,000 and $907,000 of advances and accrued interest. At June 30, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,241,000 and $2,921,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, the Partnership repaid approximately $2,242,000 of advances and associated accrued interest from proceeds from the refinancing of the mortgage encumbering Raven Hill Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $92,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $184,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C - Casualty Event

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments, incurred damages as a result of a fire. The Partnership initially estimated building damages and lost rents of approximately $2,796,000 and $71,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000, which were included in operating expenses for the year ended December 31, 2007.  All of the asbestos related work was completed in 2007. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007 and released to the Partnership during the six months ended June 30, 2008. During the year ended December 31, 2007, the Partnership wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000 for the year ended December 31, 2007. During the three and six months ended June 30, 2008, the Partnership revised its estimate of building damages to approximately $2,132,000. In addition, during the six months ended June 30, 2008, the Partnership received additional proceeds of approximately $821,000, approximately $132,000 of which was received during the three months ended June 30, 2008.  Approximately $776,000 of the proceeds received during 2008 were related to the clean up expenses recognized during 2007. This amount is included in casualty gain for the three and six months ended June 30, 2008. The Partnership recognized an additional casualty gain of approximately $195,000 during the three and six months ended June 30, 2008 as a result of the revision to the estimate of building damages of approximately $150,000 and the receipt of insurance proceeds of approximately $45,000 to cover the damages. As a result of the change in estimate of building damages, the casualty gain recognized during the three months ended June 30, 2008 was partially offset by the reversal of the casualty gain of approximately $699,000 recognized during the first quarter of 2008.  In addition, the Partnership received approximately $71,000 during the six months ended June 30, 2008 to cover lost rents, which was included in revenues in 2007.

Note D – Refinancing of Mortgage Notes Payable

On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.24% per annum at June 30, 2008) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $77,000 and are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

On June 30, 2008, the Partnership refinanced the mortgage debt encumbering Raven Hill Apartments.  The refinancing resulted in the replacement of the existing mortgage debt, which at the time of refinancing had a principal balance outstanding of approximately $10,043,000, with a new mortgage loan in the principal amount of $14,225,000. The new mortgage loan bears interest at 5.75% per annum and requires monthly payments of interest only of approximately $68,000 beginning on August 1, 2008 through June 30, 2010.  From July 1, 2010 through the maturity date of July 1, 2015, the new mortgage loan requires monthly payments of principal and interest with the interest rate being equal to the prime rate in effect 90 days prior to July 1, 2010 plus 2.50%, with a minimum interest rate of 5.75% and a maximum interest rate of 16.00%.  The interest rate will reset annually.  If the Partnership meets certain criteria, the Partnership will have the option to fix the interest rate for the period from July 1, 2010 through the maturity date of July 1, 2015 to the weekly average yield for Five Year United States Treasury Notes as of 90 days prior to July 1, 2010 plus 275 basis points (the “Adjusted Fixed Rate”).  The new mortgage loan will have a balloon payment due at maturity.  If the Partnership does not elect the Adjusted Fixed Rate option, the Partnership may prepay the mortgage loan without penalty with 30 days written notice.  If the Partnership elects the Adjusted Fixed Rate option, the Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $237,000 and are included in other assets. Loan costs associated with the previous mortgage were fully amortized. In connection with the closing of the refinancing on June 30, 2008, the Partnership received approximately $6,230,000 from the title company in error. This amount is reflected in accounts payable at June 30, 2008, and was returned to the title company on July 1, 2008.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

Note F – Subsequent Event

Subsequent to June 30, 2008, the Partnership distributed approximately $1,175,000 to the assignee unit holders ($49.88 per assignee unit) from proceeds from the refinancing of the mortgage encumbering Raven Hill Apartments.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Raven Hill Apartments (1)	96%	93%
Burnsville, Minnesota
Fairlane East Apartments (2)	92%	96%
Dearborn, Michigan

(1)

The Managing General Partner attributes the increase in occupancy at Raven Hill Apartments to units placed back in service as a result of reconstruction following the June 2007 casualty at the property.

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

Results of Operations

The Partnership’s net loss for the three months ended June 30, 2008 and 2007 was approximately $39,000 and $42,000, respectively.  The Partnership’s net income for the six months ended June 30, 2008 was approximately $478,000, compared to a net loss of approximately $128,000 for the corresponding period in 2007. Net loss remained relatively constant for the three months ended June 30, 2008 as the recognition of a casualty gain during 2008 was substantially offset by an increase in total expenses and a decrease in total revenues. The increase in net income for the six months ended June 30, 2008 is due to the recognition of a casualty gain in 2008, partially offset by an increase in total expenses and a decrease in total revenues.

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments, incurred damages as a result of a fire. The Partnership initially estimated building damages and lost rents of approximately $2,796,000 and $71,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000, which were included in operating expenses for the year ended December 31, 2007.  All of the asbestos related work was completed in 2007. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007 and released to the Partnership during the six months ended June 30, 2008. During the year ended December 31, 2007, the Partnership wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000 for the year ended December 31, 2007. During the three and six months ended June 30, 2008, the Partnership revised its estimate of building damages to approximately $2,132,000. In addition, during the six months ended June 30, 2008, the Partnership received additional proceeds of approximately $821,000, approximately $132,000 of which was received during the three months ended June 30, 2008.  Approximately $776,000 of the proceeds received during 2008 were related to the clean up expenses recognized during 2007. This amount is included in casualty gain for the three and six months ended June 30, 2008. The Partnership recognized an additional casualty gain of approximately $195,000 during the three and six months ended June 30, 2008 as a result of the revision to the estimate of building damages of approximately $150,000 and the receipt of insurance proceeds of approximately $45,000 to cover the damages.  As a result of the change in estimate of building damages, the casualty gain recognized during the three months ended June 30, 2008 was partially offset by the reversal of the casualty gain of approximately $699,000 recognized during the first quarter of 2008.  In addition, the Partnership received approximately $71,000 during the six months ended June 30, 2008 to cover lost rents, which was included in revenues in 2007.

Total expenses increased for the three months ended June 30, 2008 due to increases in interest, property tax, and depreciation expenses, partially offset by a decrease in general and administrative expenses. Operating expenses remained relatively constant for the three months ended June 30, 2008.  Total expenses increased for the six months ended June 30, 2008 due to increases in interest, property tax, and depreciation expenses, partially offset by decreases in operating and general and administrative expenses. Interest expense increased for both periods due to an increase in amortization of loan costs associated with the previous mortgages encumbering both investment properties as a result of the mortgage lender exercising its call option on the mortgages, as discussed in “Liquidity and Capital Resources”, and an increase in interest on advances from AIMCO Properties, L.P. as a result of a higher average advance balance. Property tax expense increased for both periods due to an increase in the assessed value of both investment properties. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Raven Hill Apartments, which are now being depreciated. Operating expense decreased for the six months ended June 30, 2008 primarily due to decreases in contract services and insurance expense as a result of reduced premiums at both of the Partnership’s investment properties, partially offset by increases in payroll and utility expenses at Fairlane East Apartments.

General and administrative expenses decreased for both periods primarily due to a decrease in the management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended June 30, 2008 due to a decrease in other income, partially offset by an increase in rental income.  Total revenues decreased for the six months ended June 30, 2008 due to a decrease in other income. Rental income remained relatively constant for the six months ended June 30, 2008. Rental income increased for the three months ended June 30, 2008 primarily due to increases in occupancy and the average rental rate at Raven Hill Apartments, partially offset by a decrease in occupancy at Fairlane East Apartments. Other income decreased for the three months ended June 30, 2008 primarily due to decreases in utility reimbursements and lease cancellation fees at Raven Hill Apartments. The decrease in other income for the six months ended June 30, 2008 is primarily due to decreases in lease cancellation fees at Raven Hill Apartments and utility reimbursements at Fairlane East Apartments, partially offset by an increase in late charges at Raven Hill Apartments.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $10,895,000, compared to approximately $288,000 at June 30, 2007. The increase in cash and cash equivalents of approximately $10,469,000, from December 31, 2007, is due to approximately $9,857,000 and $856,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $244,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgage notes payable encumbering both investment properties, overpayment of the proceeds from the refinancing of the mortgage encumbering Raven Hill Apartments and advances from AIMCO Properties, L.P., partially offset by repayment of the previous mortgage notes encumbering both investment properties, repayment of advances from AIMCO Properties, L.P., principal payments made on the mortgages encumbering both of the Partnership’s investment properties and loan costs paid. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 and $66,000 during the six months ended June 30, 2008 and 2007, respectively, to fund mortgage application fees and operations at both investment properties.  Interest on advances accrues at the prime rate plus 2% or 7.00% at June 30, 2008.  Interest expense was approximately $123,000 and $87,000 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the Partnership repaid approximately $1,300,000 and $907,000 of advances and accrued interest. At June 30, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,241,000 and $2,921,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, the Partnership repaid approximately $2,242,000 of advances and associated accrued interest from proceeds from the refinancing of the mortgage encumbering Raven Hill Apartments.

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

Raven Hill Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $172,000 of capital improvements at Raven Hill Apartments, consisting primarily of appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Fairlane East Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $89,000 of capital improvements, consisting primarily of swimming pool and recreational facility upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.24% per annum at June 30, 2008) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $77,000 and are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

On June 30, 2008, the Partnership refinanced the mortgage debt encumbering Raven Hill Apartments.  The refinancing resulted in the replacement of the existing mortgage debt, which at the time of refinancing had a principal balance outstanding of approximately $10,043,000, with a new mortgage loan in the principal amount of $14,225,000. The new mortgage loan bears interest at 5.75% per annum and requires monthly payments of interest only of approximately $68,000 beginning on August 1, 2008 through June 30, 2010.  From July 1, 2010 through the maturity date of July 1, 2015, the new mortgage loan requires monthly payments of principal and interest with the interest rate being equal to the prime rate in effect 90 days prior to July 1, 2010 plus 2.50%, with a minimum interest rate of 5.75% and a maximum interest rate of 16.00%.  The interest rate will reset annually.  If the Partnership meets certain criteria, the Partnership will have the option to fix the interest rate for the period from July 1, 2010 through the maturity date of July 1, 2015 to the weekly average yield for Five Year United States Treasury Notes as of 90 days prior to July 1, 2010 plus 275 basis points (the “Adjusted Fixed Rate”).  The new mortgage loan will have a balloon payment due at maturity.  If the Partnership does not elect the Adjusted Fixed Rate option, the Partnership may prepay the mortgage loan without penalty with 30 days written notice.  If the Partnership elects the Adjusted Fixed Rate option, the Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $237,000 and are included in other assets. Loan costs associated with the previous mortgage were fully amortized. In connection with the closing of the refinancing on June 30, 2008, the Partnership received approximately $6,230,000 from the title company in error. This amount is reflected in accounts payable at June 30, 2008, and was returned to the title company on July 1, 2008.

No distributions were made during the six months ended June 30, 2008 and 2007. Subsequent to June 30, 2008, the Partnership distributed approximately $1,175,000 to the assignee unit holders ($49.88 per assignee unit) from proceeds from the refinancing of the mortgage encumbering Raven Hill Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,144.5 Assignee units (the "Units") in the Partnership representing 60.04% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.04% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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

4.2

Second Amendment to the Amended and Restricted Agreement and Certificate of Limited Partnership, incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

10.12

Future Advance Mortgage, dated June 20, 2008, between ORP One, LLC, a Maryland limited liability company, and Transamerica Occidental Life Insurance Company, an Iowa corporation (incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 20, 2008).

10.13

Secured Promissory Note, dated June 20, 2008, between ORP One, LLC, a Maryland limited liability company, and Transamerica Occidental Life Insurance Company, an Iowa corporation (incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 20, 2008).

10.14

Carveout Guarantee and Indemnity Agreement, dated June 20, 2008, between AIMCO Properties, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation (incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 20, 2008).

10.15

First Mortgage Note dated June 30, 2008, between ORP Three, L.L.C., a Maryland limited liability company, and New York Community Bank, a New York state chartered banking institution (incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2008).

10.16

First Mortgage and Security Agreement dated June 30, 2008, between ORP Three, L.L.C., a Maryland limited liability company, and New York Community Bank, a New York state chartered banking institution (incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2008).

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