Form 10-Q
period 2008-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2008-11-13
CIK 744786

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 9,020	$ 426
Receivables and deposits	341	292
Other assets	167	280
Investment properties:
Land	1,251	1,251
Buildings and related personal property	19,398	19,196
	20,649	20,447
Less accumulated depreciation	(12,522)	(11,811)
	8,127	8,636
Assets held for sale (Notes A and E)	--	9,594
	$ 17,655	$ 19,228
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 120	$ 740
Tenant security deposit liabilities	32	25
Accrued property taxes	196	124
Other liabilities	254	195
Due to affiliates (Note B)	61	3,881
Mortgage notes payable (Note D)	10,200	9,666
Liabilities related to assets held for sale
(Notes A and E)	--	10,395
	10,863	25,026

Partners' (Deficiency) Capital
General partners	(2,034)	(2,149)
Assignor limited partner	1	1
Assignee unit holders (23,558 units outstanding)	8,825	(3,650)
	6,792	(5,798)
	$ 17,655	$ 19,228

Note:  The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental income	$ 706	$ 717	$ 2,062	$ 2,149
Other income	67	61	185	188
Total revenues	773	778	2,247	2,337

Expenses:
Operating	342	346	967	966
General and administrative	71	42	175	152
Depreciation	239	238	711	714
Interest	96	160	583	480
Property taxes	98	115	342	337
Total expenses	846	901	2,778	2,649

Loss from continuing operations	(73)	(123)	(531)	(312)
(Loss) income from discontinued
operations (Notes A and E)	(406)	(660)	530	(599)
Gain from sale of discontinued
operations (Note E)	13,766	--	13,766	--

Net income (loss)	$ 13,287	$ (783)	$ 13,765	$ (911)

Net income (loss) allocated to
general partners	$ 105	$ (16)	$ 115	$ (18)
Net income (loss) allocated to
assignee unit holders	13,182	(767)	13,650	(893)

	$ 13,287	$ (783)	$ 13,765	$ (911)
Per assignee unit:
Loss from continuing operations	$ (3.01)	$ (5.10)	$ (22.07)	$(12.99)
(Loss) income from discontinued
operations	(16.89)	(27.46)	22.03	(24.92)
Gain from sale of discontinued
operations	579.46	--	579.46	--

Net income (loss)	$ 559.56	$(32.56)	$ 579.42	$(37.91)

Distribution per assignee unit	$ 49.88	$ --	$ 49.88	$ --

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

			Assignor
	Assignee	General

Limited

				Assignee

Units

Partners

Partner

Unit Holders

					Total

Partners' (deficiency)
capital at
December 31, 2007	23,558	$(2,149)	$ 1	$ (3,650)	$(5,798)

Distribution to	--	--	--	(1,175)	(1,175)
partners

Net income for the nine
months ended
September 30, 2008	--	115	--	13,650	13,765

Partners' (deficiency)
capital at
September 30, 2008	23,558	$(2,034)	$ 1	$ 8,825	$ 6,792

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 13,765	$ (911)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	1,259	1,242
Amortization of loan costs	338	16
Gain from sale of discontinued operations	(13,766)	--
Casualty gain	(195)	--
Bad debt expense	120	86
Loss on early extinguishment of debt	230	--
Change in accounts:
Receivables and deposits	(92)	(117)
Other assets	59	(122)
Accounts payable	26	558
Tenant security deposit liabilities	(71)	6
Due to affiliates	(1,067)	291
Accrued property taxes	72	101
Other liabilities	(25)	173
Net cash provided by operating activities	653	1,323

Cash flows from investing activities:
Property improvements and replacements	(1,043)	(1,002)
Net deposits to restricted escrows	--	(69)
Net proceeds from sale of discontinued operations	22,337	--
Insurance proceeds received	664	--
Net cash provided by (used in) investing
activities	21,958	(1,071)

Cash flows from financing activities:
Payments on mortgage notes payable	(462)	(667)
Repayment of advances from affiliate	(3,250)	(865)
Loan costs paid	(341)	--
Prepayment penalty	(1)	--
Distribution to partners	(1,175)	--
Repayment of mortgage notes payable	(33,710)	--
Proceeds from mortgage notes payable	24,425	--
Advances from affiliate	497	81
Net cash used in financing activities	(14,017)	(1,451)

Net increase (decrease) in cash and cash equivalents	8,594	(1,199)
Cash and cash equivalents at beginning of period	426	1,367

Cash and cash equivalents at end of period	$ 9,020	$ 168

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,168	$ 690

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 14	$ 58

At December 31, 2007 and 2006, accounts payable included approximately $660,000 and $231,000, respectively, of property improvements and replacements, which are included in property improvements and replacements for the nine months ended September 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 have been restated to reflect the operations of Raven Hill Apartments as (loss) income from discontinued operations and the consolidated balance sheet as of December 31, 2007 has been restated to reflect the assets and liabilities of Raven Hill Apartments as held for sale due to its sale on September 30, 2008 (see Note E).

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing. Total property management fees of approximately $230,000 and $222,000 for the nine months ended September 30, 2008 and 2007, respectively, were charged to expense and are included in operating expense and (loss) income from discontinued operations. Property management fees of approximately $92,000 and $89,000 for the nine months ended September 30, 2008 and 2007, respectively, were deferred. During the nine months ended September 30, 2008, the Partnership paid approximately $485,000 of deferred management fees from proceeds from the refinancing of the mortgage encumbering Raven Hill Apartments. The cumulative deferred management fees as of September 30, 2008 and December 31, 2007 totaled approximately $21,000 and $414,000, respectively, and are included in due to affiliates. Subsequent to September 30, 2008, the Partnership paid approximately $25,000 of subordinated management fees from proceeds from the sale of Raven Hill Apartments.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $97,000 and $93,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 and $8,000, respectively. At September 30, 2008 and December 31, 2007, the Partnership owed approximately $40,000 and $546,000 for accountable administrative expenses, which are included in due to affiliates. Subsequent to September 30, 2008, the Partnership paid the unpaid reimbursements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 and $81,000 during the nine months ended September 30, 2008 and 2007, respectively, to fund mortgage application fees and operations at both investment properties.  Interest on advances accrued at the prime rate plus 2%.  Interest expense was approximately $124,000 and $130,000 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, the Partnership repaid approximately $3,542,000 of advances and accrued interest from proceeds from the refinancing of the mortgages encumbering both investment properties. During the nine months ended September 30, 2007, the Partnership repaid approximately $907,000 of advances and accrued interest. At December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,921,000 and is included in due to affiliates.  There were no outstanding advances due at September 30, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $131,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $184,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C - Casualty Event

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments, incurred damages as a result of a fire. The Partnership initially estimated building damages and lost rents of approximately $2,796,000 and $71,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000, approximately $570,000 of which was incurred during the nine months ended September 30, 2007 and is included in loss from discontinued operations for the three and nine months ended September 30, 2007.  All of the asbestos related work was completed in 2007. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007 and released to the Partnership during the nine months ended September 30, 2008. During the year ended December 31, 2007, the Partnership wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000 for the year ended December 31, 2007. During the nine months ended September 30, 2008, the Partnership revised its estimate of building damages to approximately $2,132,000. In addition, during the nine months ended September 30, 2008, the Partnership received additional proceeds of approximately $821,000.  Approximately $776,000 of the proceeds received during 2008 were related to the clean up expenses recognized during 2007. This amount is included in income from discontinued operations for the nine months ended September 30, 2008. The Partnership recognized an additional casualty gain of approximately $195,000 during the nine months ended September 30, 2008 as a result of the revision to the estimate of building damages of approximately $150,000 and the receipt of insurance proceeds of approximately $45,000 to cover the damages, which is also included in income from discontinued operations for the nine months ended September 30, 2008. In addition, the Partnership received approximately $71,000 during the nine months ended September 30, 2008 to cover lost rents, which was included in revenues in 2007.

Note D – Refinancing of Mortgage Notes Payable

On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.27% per annum at September 30, 2008) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $104,000 and are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

On June 30, 2008, the Partnership refinanced the mortgage debt encumbering Raven Hill Apartments. The refinancing resulted in the replacement of the existing mortgage debt, which at the time of refinancing had a principal balance outstanding of approximately $10,043,000, with a new mortgage loan in the principal amount of $14,225,000. The new mortgage loan bore interest at 5.75% per annum and required monthly payments of interest only of approximately $68,000 beginning on August 1, 2008 through June 30, 2010.  From July 1, 2010 through the maturity date of July 1, 2015, the new mortgage loan required monthly payments of principal and interest with the interest rate being equal to the prime rate in effect 90 days prior to July 1, 2010 plus 2.50%, with a minimum interest rate of 5.75% and a maximum interest rate of 16.00%.  The interest rate was to reset annually. The new mortgage loan required a balloon payment at maturity. Total capitalized loan costs associated with the new mortgage were approximately $237,000. The unamortized balance of these loan costs was written off in conjunction with the sale discussed in Note E. Loan costs associated with the previous mortgage were fully amortized.

Note E - Sale of Investment Property

On September 30, 2008, the Partnership sold Raven Hill Apartments to a third party for a gross sale price of $23,000,000. The net proceeds realized by the Partnership were $22,337,000 after payment of closing costs and a credit to the purchaser for deferred maintenance at the property. The Partnership used approximately $14,225,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $13,766,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $230,000 due to the write off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations for the three and nine months ended September 30, 2008. The results of the property’s operations were losses of approximately $176,000 and $660,000 for the three months ended September 30, 2008 and 2007, respectively, and income (loss) of approximately $760,000 and ($599,000) for the nine months ended September 30, 2008 and 2007, respectively. Also included in loss from discontinued operations are revenues of approximately $757,000 and $640,000 for the three months ended September 30, 2008 and 2007, respectively and approximately $2,367,000 and $2,182,000 for the nine months ended September 30, 2008 and 2007, respectively.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note G – Subsequent Event

Subsequent to September 30, 2008, the Partnership distributed approximately $5,829,000 to the assignee unit holders ($247.43 per assignee unit) from proceeds from the refinancing of the mortgage encumbering Raven Hill Apartments and from the sale of Raven Hill Apartments.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Fairlane East Apartments (1)	92%	96%
Dearborn, Michigan

(1)            The Managing General Partner attributes the decrease in occupancy at Fairlane East Apartments to the soft rental market in the Dearborn area.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2008 was approximately $13,287,000 and $13,765,000, respectively.  The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $783,000 and $911,000, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and nine months ended September 30, 2007 have been restated to reflect the operations of Raven Hill Apartments as loss from discontinued operations and the consolidated balance sheet as of December 31, 2007 has been restated to reflect the assets and liabilities of Raven Hill Apartments as held for sale due to its sale on September 30, 2008.

On September 30, 2008, the Partnership sold Raven Hill Apartments to a third party for a gross sale price of $23,000,000. The net proceeds realized by the Partnership were approximately $22,337,000 after payment of closing costs and a credit to the purchaser for deferred maintenance at the property. The Partnership used approximately $14,225,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,766,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $230,000, due to the write off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations for the three and nine months ended September 30, 2008. The results of the property’s operations were losses of approximately $176,000 and $660,000 for the three months ended September 30, 2008 and 2007, respectively, and income (loss) of approximately $760,000 and ($599,000) for the nine months ended September 30, 2008 and 2007, respectively. Also included in loss from discontinued operations are revenues of approximately $757,000 and $640,000 for the three months ended September 30, 2008 and 2007, respectively and approximately $2,367,000 and $2,182,000 for the nine months ended September 30, 2008 and 2007, respectively.

During June 2007, one of the Partnership’s investment properties, Raven Hill Apartments, incurred damages as a result of a fire. The Partnership initially estimated building damages and lost rents of approximately $2,796,000 and $71,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000, approximately $570,000 of which was incurred during the nine months ended September 30, 2007 and is included in loss from discontinued operations for the three and nine months ended September 30, 2007. All of the asbestos related work was completed in 2007. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007 and released to the Partnership during the nine months ended September 30, 2008. During the year ended December 31, 2007, the Partnership wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000 for the year ended December 31, 2007. During the nine months ended September 30, 2008, the Partnership revised its estimate of building damages to approximately $2,132,000. In addition, during the nine months ended September 30, 2008, the Partnership received additional proceeds of approximately $821,000.  Approximately $776,000 of the proceeds received during 2008 were related to the clean up expenses recognized during 2007. This amount is included in income from discontinued operations for the nine months ended September 30, 2008. The Partnership recognized an additional casualty gain of approximately $195,000 during the nine months ended September 30, 2008 as a result of the revision to the estimate of building damages of approximately $150,000 and the receipt of insurance proceeds of approximately $45,000 to cover the damages, which is also included in income from discontinued operations for the nine months ended September 30, 2008. In addition, the Partnership received approximately $71,000 during the nine months ended September 30, 2008 to cover lost rents, which was included in revenues in 2007.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2008 was approximately $73,000 and $531,000, respectively, compared to loss from continuing operations of approximately $123,000 and $312,000, respectively, for the corresponding periods in 2007. The decrease in loss from continuing operations for the three months ended September 30, 2008 is due to a decrease in total expenses. The increase in loss from continuing operations for the nine months ended September 30, 2008 is due to an increase in total expenses and a decrease in total revenues.

Total expenses decreased for the three months ended September 30, 2008 due to decreases in interest and property tax expenses, partially offset by an increase in general and administrative expenses. Total expenses increased for the nine months ended September 30, 2008 due to increases in interest and general and administrative expenses. Property tax expense remained relatively constant for the nine months ended September 30, 2008. Both operating and depreciation expense remained relatively constant for both the three and nine months ended September 30, 2008. Interest expense decreased for the three months ended September 30, 2008 due to a lower variable interest rate on the mortgage encumbering Fairlane East Apartments due to the refinancing of the property’s mortgage in June 2008 and a decrease in interest on advances from AIMCO Properties, L.P., as a result of a lower average advance balance. Interest expense increased for the nine months ended September 30, 2008 due to an increase in amortization of loan costs associated with the previous mortgage encumbering Fairlane East Apartments, as a result of the mortgage lender exercising its call option on the mortgage, as discussed in “Liquidity and Capital Resources”, partially offset by a lower variable interest rate on the mortgage encumbering Fairlane East Apartments. The decrease in property tax expense for the three months ended September 30, 2008 is primarily due to the timing and receipt of the tax bill, which affected the property tax accrual at Fairlane East Apartments.

General and administrative expenses increased for the three months ended September 30, 2008 primarily due to increases in the management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. The increase in general and administrative expenses for the nine months ended September 30, 2008 is primarily due to increases in Michigan partnership taxes and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for the three months ended September 30, 2008, as a decrease in rental income was substantially offset by an increase in other income. Total revenues decreased for the nine months ended September 30, 2008 due to a decrease in rental income.  Other income remained relatively constant for the nine months ended September 30, 2008.  Rental income decreased for both the three and nine months ended September 30, 2008 primarily due to a decrease in occupancy, partially offset by an increase in the average rental rate at Fairlane East Apartments. The increase in other income for the three months ended September 30, 2008 is primarily due to an increase in lease cancellation fees at the property.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $9,020,000, compared to approximately $168,000 at September 30, 2007. The increase in cash and cash equivalents of approximately $8,594,000, from December 31, 2007, is due to approximately $21,958,000 of cash provided by investing activities and approximately $653,000 of cash provided by operating activities, partially offset by approximately $14,017,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Raven Hill Apartments and insurance proceeds received, partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayment of the mortgages encumbering both investment properties, repayment of advances from AIMCO Properties, L.P., principal payments made on the mortgages encumbering both of the Partnership’s investment properties, a distribution to partners and loan costs and a prepayment penalty paid, partially offset by proceeds from the refinancing of the mortgage notes payable encumbering both investment properties and advances from AIMCO Properties, L.P.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 and $81,000 during the nine months ended September 30, 2008 and 2007, respectively, to fund mortgage application fees and operations at both investment properties.  Interest on advances accrued at the prime rate plus 2%.  Interest expense was approximately $124,000 and $130,000 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, the Partnership repaid approximately $3,542,000 of advances and accrued interest from proceeds from the refinancing of the mortgages encumbering both investment properties. During the nine months ended September 30, 2007, the Partnership repaid approximately $907,000 of advances and accrued interest.  At December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,921,000 and is included in due to affiliates.  There were no outstanding advances due at September 30, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's properties are detailed below.

Raven Hill Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $195,000 of capital improvements at Raven Hill Apartments, consisting primarily of appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership sold Raven Hill Apartments to a third party on September 30, 2008.

Fairlane East Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $202,000 of capital improvements, consisting primarily of swimming pool upgrades, roof replacement and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.27% per annum at September 30, 2008) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $104,000 and are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

On June 30, 2008, the Partnership refinanced the mortgage debt encumbering Raven Hill Apartments.  The refinancing resulted in the replacement of the existing mortgage debt, which at the time of refinancing had a principal balance outstanding of approximately $10,043,000, with a new mortgage loan in the principal amount of $14,225,000. The new mortgage loan bore interest at 5.75% per annum and required monthly payments of interest only of approximately $68,000 beginning on August 1, 2008 through June 30, 2010.  From July 1, 2010 through the maturity date of July 1, 2015, the new mortgage loan required monthly payments of principal and interest with the interest rate being equal to the prime rate in effect 90 days prior to July 1, 2010 plus 2.50%, with a minimum interest rate of 5.75% and a maximum interest rate of 16.00%.  The interest rate was to reset annually. The new mortgage loan required a balloon payment at maturity. Total capitalized loan costs associated with the new mortgage were approximately $237,000. The unamortized balance of these loan costs was written off in conjunction with the sale discussed above. Loan costs associated with the previous mortgage were fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine months ended	Per Assignee	Nine months ended	Per Assignee

	September 30, 2008	Unit	September 30, 2007	Unit

Financing (1)	$ 1,175	$ 49.88	$ --	$ --

(1)   Proceeds from the June 2008 refinancing of the mortgage encumbering Raven Hill Apartments.

Subsequent to September 30, 2008, the Partnership distributed approximately $5,829,000 to the assignee unit holders ($247.43 per assignee unit) from proceeds from the refinancing of the mortgage encumbering Raven Hill Apartments and from the sale of Raven Hill Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,144.5 Assignee units (the "Units") in the Partnership representing 60.04% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.04% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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

10.17        Purchase and Sale Contract between ORP Three, L.L.C., a Maryland limited liability company, and Nighthawk Properties, LLC, a Minnesota limited liability company, and Osprey Properties Limited Partnership, LLLP, a Minnesota limited liability limited partnership, dated August 12, 2008 (incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 12, 2008).

10.18        First Amendment to Purchase and Sale Contract between ORP Three, L.L.C., a Maryland limited liability company, and Nighthawk Properties, LLC, a Minnesota limited liability company, and Osprey Properties Limited Partnership, LLLP, a Minnesota limited liability limited partnership, dated August 14, 2008 (incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 12, 2008).

10.19       Second Amendment to Purchase and Sale Contract between ORP Three, L.L.C., a Maryland limited liability company, and Nighthawk Properties, LLC, a Minnesota limited liability company, and Osprey Properties Limited Partnership, LLLP, a Minnesota limited liability limited partnership, dated August 20, 2008 (incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 30, 2008).

10.20       Third Amendment to Purchase and Sale Contract between ORP Three, L.L.C., a Maryland limited liability company, and Nighthawk Properties, LLC, a Minnesota limited liability company, and Osprey Properties Limited Partnership, LLLP, a Minnesota limited liability limited partnership, dated August 22, 2008 (incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 30, 2008).

10.21       Fourth Amendment to Purchase and Sale Contract between ORP Three, L.L.C., a Maryland limited liability company, and Nighthawk Properties, LLC, a Minnesota limited liability company, and Osprey Properties Limited Partnership, LLLP, a Minnesota limited liability limited partnership, dated September 22, 2008 (incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 30, 2008).

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