Form 10-K
period 2008-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2009-03-31
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Assignee Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

On April 24, 2008, the Partnership Agreement was amended to merge Oxford Residential Properties I Limited Partnership into Oxford Residential Properties I Limited Partnership, a Delaware limited partnership, with the Delaware limited partnership as the surviving entity.  The Partnership Agreement was also amended to allow for the establishment of a series of limited partnership units.

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services.

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operatons will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness.  If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could effect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the Untied States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to pay distributions.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to make distribitions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements.  Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

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

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA I connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

A further description of the Partnership’s business is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in “Item 7” of this Form 10-K.

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Fairlane East Apartments	12/23/85	Fee ownership, subject to	Apartment
Dearborn, Michigan		first mortgage	244 units

On September 30, 2008, the Partnership sold Raven Hill Apartments to a third party for a gross sale price of $23,000,000. The net proceeds realized by the Partnership were approximately $22,337,000 after payment of closing costs and a credit to the purchaser for deferred maintenance at the property. The Partnership used approximately $14,225,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $13,766,000. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $242,000 due to the write off of unamortized loan costs and a prepayment penalty.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Fairlane East
Apartments	$20,717	$12,762	5-30 yrs	S/L	$ 3,316

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Fairlane East
Apartments	$10,200	(1)	(2)	10/01/10	$10,200

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78%.  The rate at  December  31, 2008 was 2.21%.

(2)   Interest only payments.

(3)   See “Note B – Mortgage Note Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership’s ability to prepay this loan and other specific details about the loan.

On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (2.21% per annum at December 31, 2008) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $104,000. Loan costs associated with the previous mortgage were fully amortized.

Schedule of Rental Rate and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for the property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Properties	2008	2007	2008	2007

Fairlane East
Apartments	$12,556	$12,395	93%	96%

The Managing General Partner attributes the decrease in occupancy at Fairlane East Apartments to poor economic conditions in the Dearborn area.

As noted under "Item 1. Business", the real estate industry is highly competitive. The Partnership’s property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less.  No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2008 for the property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)
Fairlane East Apartments	$ 445	6.06%

Capital Improvements

Raven Hill Apartments

During the year ended December 31, 2008, the Partnership completed approximately $195,000 of capital improvements at Raven Hill Apartments, consisting primarily of appliance and floor covering replacements and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These improvements were funded from operating cash flow and insurance proceeds. The Partnership sold Raven Hill Apartments to a third party on September 30, 2008.

Fairlane East Apartments

During the year ended December 31, 2008, the Partnership completed approximately $270,000 of capital improvements at Fairlane East Apartments, consisting primarily of swimming pool upgrades, and roof and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership originally issued 25,714 Assignee Units (the “Units”) and through December 31, 2008, had redeemed a total of 2,156 Assignee Units, ranging in price from $332 to $600 per Unit. As of December 31, 2008, there were 644 holders of record owning an aggregate of 23,558 Units outstanding. Affiliates of the Managing General Partner owned 14,153.50 Units in the Partnership representing 60.08% of the outstanding Units at December 31, 2008.  There is currently no established public market in which the Units are traded, and it is not anticipated that a public market will develop.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee

	December 31, 2008	Unit	December 31, 2007	Unit

Sale(1)	$ 5,829	$247.43	$ --	$ --
Refinance (2)	1,175	49.88	--	--
	$ 7,004	$297.31	$ --	$ --

(1)   Proceeds from the September 2008 sale of Raven Hill Apartments.

(2)   Proceeds from the June 2008 refinancing of the mortgage encumbering Raven Hill

      Apartments

Subsequent to December 31, 2008, the Partnership distributed approximately $3,366,000 (approximately $3,244,000 to the Assignee Unit holders or $137.70 per Unit) from proceeds from the refinancing of Raven Hill Apartments, proceeds from the sale of Raven Hill Apartments and cash from operations.  Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2009 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.50 in the Partnership representing 60.08% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership’s net income for the years ended December 31, 2008 and 2007 was approximately $13,684,000 and $276,000, respectively.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2007 has been restated to reflect the operations of Raven Hill Apartments as income from discontinued operations and the consolidated balance sheet as of December 31, 2007 has been restated to reflect the assets and liabilities of Raven Hill Apartments as held for sale due to its sale on September 30, 2008.

On September 30, 2008, the Partnership sold Raven Hill Apartments to a third party for a gross sale price of $23,000,000. The net proceeds realized by the Partnership were approximately $22,337,000 after payment of closing costs and a credit to the purchaser for deferred maintenance at the property. The Partnership used approximately $14,225,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,766,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $242,000, due to the write off of unamortized loan costs and a prepayment penalty, which is included in income from discontinued operations for the year ended December 31, 2008. The results of the property’s operations were income of approximately $711,000 and $698,000 for the years ended December 31, 2008 and 2007, respectively. Also included in income from discontinued operations are revenues of approximately $2,367,000 and $2,962,000 for the years ended December 31, 2008 and 2007, respectively.

During June 2007, Raven Hill Apartments, incurred damages as a result of a fire. The Partnership initially estimated building damages and lost rents of approximately $2,796,000 and $71,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000, during the year ended December 31, 2007, which is included in income from discontinued operations for the year ended December 31, 2007. All of the asbestos related work was completed in 2007. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007 and released to the Partnership during the year ended December 31, 2008. During the year ended December 31, 2007, the Partnership wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000, which is included in income from discontinued operatons, for the year ended December 31, 2007. During the year ended December 31, 2008, the Partnership revised its estimate of building damages to approximately $2,132,000. In addition, during the year ended December 31, 2008, the Partnership received additional proceeds of approximately $821,000.  Approximately $776,000 of the proceeds received during 2008 were related to the clean up expenses recognized during 2007. This amount is included in income from discontinued operations for the year ended December 31, 2008. The Partnership recognized an additional casualty gain of approximately $195,000 during the year ended December 31, 2008 as a result of the revision to the estimate of building damages of approximately $150,000 and the receipt of insurance proceeds of approximately $45,000 to cover the damages, which is also included in income from discontinued operations for the year ended December 31, 2008. In addition, the Partnership received approximately $71,000 during the year ended December 31, 2008 to cover lost rents, which was included in revenues in 2007.

The Partnership’s loss from continuing operations for the years ended December 31, 2008 and 2007 was approximately $551,000 and $422,000, respectively. The increase in loss from continuing operations is due to a decrease in total revenues and an increase in total expenses.  Total revenues decreased due to decreases in both rental and other income.  Rental income decreased primarily due to a decrease in occupancy and an increase in bad debt expense, partially offset by an increase in the average rental rate at Fairlane East Apartments. The decrease in other income is primarily due to decreases in tenant utility reimbursements at the property and interest income as a result of lower average interest rates.

Total expenses increased due to increases in interest, property tax and general and administrative expenses, partially offset by a decrease in operating expenses. Depreciation expense remained constant for the comparable periods. Interest expense increased due to an increase in amortization of loan costs associated with the previous mortgage encumbering Fairlane East Apartments, as a result of the mortgage lender exercising its call option on the mortgage, as discussed in “Liquidity and Capital Resources”, partially offset by a lower variable interest rate on the new mortgage encumbering Fairlane East Apartments and a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. Property tax expense increased due to an increase in the assessed value at Fairlane East Apartments.  The decrease in operating expenses is primarily due to decreases in contract services and hazard insurance premiums, partially offset by an increase in utility expenses at Fairlane East Apartments.

General and administrative expenses increased primarily due to an increase in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2008 and 2007 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $3,071,000, compared to approximately $426,000 at December 31, 2007. The increase in cash and cash equivalents of approximately $2,645,000 is due to approximately $21,876,000 and $627,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $19,858,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds received from the sale of Raven Hill Apartments and insurance proceeds received, partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayment of the mortgages encumbering both investment properties, repayment of advances from AIMCO Properties, L.P., principal payments made on the mortgages encumbering both of the Partnership’s investment properties, distributions to partners and loan costs and a prepayment penalty paid, partially offset by proceeds from the refinancing of the mortgage notes payable encumbering both investment properties and advances from AIMCO Properties, L.P.  The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced approximately $497,000 and $1,245,000, respectively, to the Partnership to fund mortgage application fees, operations and capital improvements at both investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $124,000 and $188,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Partnership repaid approximately $3,542,000 of advances and accrued interest from proceeds from the refinancing of the mortgages encumbering both investment properties. During the year ended December 31, 2007, the Partnership repaid approximately $907,000 of advances and accrued interest.  At December 31, 2007, approximately $2,921,000 of advances and accrued interest is included in due to affiliates on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. There were no advances or accrued interest due to affiliates at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (2.21% per annum at December 31, 2008) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $104,000 and are included in other assets on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. Loan costs associated with the previous mortgage were fully amortized.

On June 30, 2008, the Partnership refinanced the mortgage debt encumbering Raven Hill Apartments.  The refinancing resulted in the replacement of the existing mortgage debt, which at the time of refinancing had a principal balance outstanding of approximately $10,043,000, with a new mortgage loan in the principal amount of $14,225,000. The new mortgage loan bore interest at 5.75% per annum and required monthly payments of interest only of approximately $68,000 beginning on August 1, 2008 through June 30, 2010.  From July 1, 2010 through the maturity date of July 1, 2015, the new mortgage loan required monthly payments of principal and interest with the interest rate being equal to the prime rate in effect 90 days prior to July 1, 2010 plus 2.50%, with a minimum interest rate of 5.75% and a maximum interest rate of 16.00%.  The interest rate was to reset annually. The new mortgage loan required a balloon payment at maturity. Total capitalized loan costs associated with the new mortgage were approximately $249,000. The unamortized balance of these loan costs was written off in conjunction with the sale discussed above. Loan costs associated with the previous mortgage were fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee

	December 31, 2008	Unit	December 31, 2007	Unit

Sale(1)	$ 5,829	$247.43	$ --	$ --
Refinance (2)	1,175	49.88	--	--
	$ 7,004	$297.31	$ --	$ --

(1)   Proceeds from the September 2008 sale of Raven Hill Apartments.

(2)   Proceeds from the June 2008 refinancing of the mortgage encumbering Raven Hill

      Apartments.

Subsequent to December 31, 2008, the Partnership distributed approximately $3,366,000 (approximately $3,244,000 to the Assignee Unit Holders or $137.70 per Assignee unit) from proceeds from the refinancing of Raven Hill Apartments, proceeds from the sale of Raven Hill Apartments and cash from operations.  Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however,  that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.50 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and consolidated financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

OxfordResidential Properties I Limited Partnership

We have audited the accompanying consolidated balance sheets of Oxford Residential Properties I Limited Partnership as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 30, 2009

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2008	2007
		(Restated)
Assets
Cash and cash equivalents	$ 3,071	$ 426
Receivables and deposits	168	292
Other assets	128	280
Investment property (Notes B and D):
Land	1,251	1,251
Buildings and related personal property	19,466	19,196
	20,717	20,447
Less accumulated depreciation	(12,762)	(11,811)
	7,955	8,636
Assets held for sale (Notes A, F, and G)	--	9,594
	$ 11,322	$ 19,228
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 57	$ 740
Tenant security deposit liabilities	34	25
Due to affiliates (Note C)	--	3,881
Accrued property taxes	23	124
Other liabilities	126	195
Mortgage note payable (Note B)	10,200	9,666
Liabilities related to assets held for sale
(Notes A and G)	--	10,395
	10,440	25,026
Partners' (Deficiency) Capital
General partner	(2,036)	(2,149)
Assignor limited partner	1	1
Assignee unit holders (23,558 units outstanding)	2,917	(3,650)
	882	(5,798)
	$ 11,322	$ 19,228

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$ 2,783	$ 2,850
Other income	249	266
Total revenues	3,032	3,116

Expenses:
Operating	1,290	1,305
General and administrative	209	197
Depreciation	951	951
Interest	683	653
Property taxes	450	432
Total expenses	3,583	3,538

Loss from continuing operations	(551)	(422)
Income from discontinued operations (Notes A and G)	469	698
Gain from sale of discontinued operations (Note G)	13,766	--
Net income (Note E)	$13,684	$ 276

Net income allocated to general partners	$ 113	$ 6
Net income allocated to assignee unit holders	13,571	270
	$13,684	$ 276
Per Assignee Unit:
Loss from continuing operations	$(22.92)	$(17.57)
Income from discontinued operations	19.53	29.03
Gain from sale of discontinued operations	579.46	--
Net income	$576.07	$ 11.46

Distributions per Assignee Unit	$297.31	$ --

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands)

			Assignor	Assignee
	Assignee	General	Limited	Unit

Units

Partners

Partner

Holders

					Total

Partners' (deficiency)
capital at
December 31,2006	23,558	$(2,155)	$ 1	$ (3,920)	$ (6,074)

Net income for the year
ended December 31, 2007	--	6	--	270	276

Partners' (deficiency)
capital at
December 31, 2007	23,558	(2,149)	1	(3,650)	(5,798)

Distributions to
Assignee Unit Holders	--	--	--	(7,004)	(7,004)

Net income for the year
ended December 31, 2008	--	113	--	13,571	13,684

Partners' (deficiency)
capital at
December 31, 2008	23,558	$(2,036)	$ 1	$ 2,917	$ 882

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 13,684	$ 276
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,499	1,609
Amortization of loan costs	349	21
Gain from sale of discontinued operations	(13,766)	--
Casualty gains	(195)	(1,443)
Bad debt expense	130	108
Loss on early extinguishment of debt	242	--
Changes in assets and liabilities:
Receivables and deposits	71	(255)
Other assets	87	(14)
Accounts payable	(23)	(21)
Tenant security deposit liabilities	(69)	18
Accrued property taxes	(101)	(11)
Due to affiliates	(1,128)	415
Other liabilities	(153)	6
Net cash provided by operating activities	627	709

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	22,337	--
Net withdrawals from restricted escrows	--	60
Insurance proceeds received	664	1,468
Property improvements and replacements	(1,125)	(2,664)
Net cash provided by (used in) investing activities	21,876	(1,136)

Cash flows from financing activities:
Distributions to partners	(7,004)	--
Payments on mortgage notes payable	(462)	(894)
Repayment of mortgage notes payable	(33,710)	--
Loan costs paid	(353)	--
Prepayment penalty	(1)	--
Proceeds from mortgage notes payable	24,425	--
Advances from affiliate	497	1,245
Repayment of advances from affiliate	(3,250)	(865)
Net cash used in financing activities	(19,858)	(514)

Net increase (decrease) in cash and cash equivalents	2,645	(941)
Cash and cash equivalents at beginning of year	426	1,367
Cash and cash equivalents at end of year	$ 3,071	$ 426

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,286	$ 902
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ --	$ 660
Insurance proceeds held on deposit with the mortgage lender	$ --	$ 619

At December 31, 2006, accounts payable included approximately $231,000 of property improvements and replacements which are included in property improvements and replacements for the year ended December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note A – Organization and Summary of Significant Accounting Policies

Organization: Oxford Residential Properties I Limited Partnership (the "Partnership" or "Registrant") was formed on January 19, 1984, to acquire, own and operate residential properties. The General Partners of the Partnership are Oxford Residential Properties I Corporation and Oxford Fund I Limited Partnership. Oxford Residential Properties I Corporation serves as the managing general partner (the "Managing General Partner") and Oxford Fund I Limited Partnership serves as the Associated General Partner. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2027 unless terminated prior to such date. The Partnership operates one apartment property located in the United States.

On April 24, 2008, the Partnership Agreement was amended to merge Oxford Residential Properties I Limited Partnership into Oxford Residential Properties I Limited Partnership, a Delaware limited partnership, with the Delaware limited partnership as the surviving entity.  The Partnership Agreement was also amended to allow for the establishment of a series of limited partnership units.

Basis of Presentation:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2007 has been restated to reflect the operations of Raven Hill Apartments as income from discontinued operations and the consolidated balance sheet as of December 31, 2007 has been restated to reflect the assets and liabilities of Raven Hill Apartments as held for sale due to its sale on September 30, 2008 (see Note G).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007

Revenues	$2,367	$2,962
Expenses	(2,627)	(3,707)
Loss on early extinguishment of debt	(242)	--
Casualty gain	971	1,443
Income from discontinued operations	$ 469	$ 698

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,986,000 and $332,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs:  Loan costs of approximately $104,000 and $415,000 at December 31, 2008 and 2007, less accumulated amortization of approximately $20,000 and $94,000, respectively, are included in other assets and assets held for sale on the accompanying consolidated balance sheets. The loan costs are amortized over the term of the related loan agreement. The total amortization expense for the years ended December 31, 2008 and 2007 was approximately $349,000 and $21,000 and is included in interest expense and income from discontinued operations. Amortization expense is expected to be approximately $46,000 and $38,000 for the years 2009 and 2010, respectively.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and income from discontinued operations.

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

Investment Property:  Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2008 and 2007.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

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

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $131,000 and $150,000 for the years ended December 31, 2008 and 2007, respectively, are included in operating expense and income from discontinued operations.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. The fair value of the Partnership's variable rate long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Note Payable

The principal terms of the mortgage note payable is as follows:

Principal
	Principal Balance At		Stated		Balance
	December 31,		Interest	Maturity	Due At
Property	2008 2007		Rate	Date (1)	Maturity
	(in thousands)				(in thousands)

Fairlane East
Apartments	$10,200	$9,666	(1)	10/01/10	$10,200

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78%.  The rate at  December  31, 2008 was 2.21%.

On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (2.21% per annum at December 31, 2008) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $104,000 and are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

On June 30, 2008, the Partnership refinanced the mortgage debt encumbering Raven Hill Apartments.  The refinancing resulted in the replacement of the existing mortgage debt, which at the time of refinancing had a principal balance outstanding of approximately $10,043,000, with a new mortgage loan in the principal amount of $14,225,000. The new mortgage loan bore interest at 5.75% per annum and required monthly payments of interest only of approximately $68,000 beginning on August 1, 2008 through June 30, 2010.  From July 1, 2010 through the maturity date of July 1, 2015, the new mortgage loan required monthly payments of principal and interest with the interest rate being equal to the prime rate in effect 90 days prior to July 1, 2010 plus 2.50%, with a minimum interest rate of 5.75% and a maximum interest rate of 16.00%.  The interest rate was to reset annually. The new mortgage loan required a balloon payment at maturity. Total capitalized loan costs associated with the new mortgage were approximately $249,000. The unamortized balance of these loan costs was written off in conjunction with the sale discussed in Note G. Loan costs associated with the previous mortgage were fully amortized.

The mortgage note payable is non-recourse and is secured by pledge of the apartment property and by pledge of revenues from the property.  The property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ --
2010	10,200
Total	$10,200

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing. Total property management fees of approximately $268,000 and $296,000 for the years ended December 31, 2008 and 2007, respectively, were charged to expense and are included in operating expense and income from discontinued operations. Property management fees of approximately $107,000 and $119,000 for the years ended December 31, 2008 and 2007, respectively, were deferred. During the year ended December 31, 2008, the Partnership paid approximately $511,000 of deferred management fees from proceeds from the refinancing of the mortgage encumbering Raven Hill Apartments and proceeds from the sale of Raven Hill Apartments. The cumulative deferred management fees as of December 31, 2008 and 2007 totaled approximately $10,000 and $414,000, respectively, and are included in other liabilities and due to affiliates, respectively.  Subsequent to December 31, 2008, the Partnership paid the balance of the subordinated management fees with additional proceeds from the sale of Raven Hill Apartments.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $117,000 and $123,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $19,000 and $14,000, respectively. At December 31, 2007, approximately $546,000 in accountable administrative expenses and related accrued interest were due to an affiliate of the Managing General Partner and are included in due to affiliates on the accompanying consolidated balance sheet.  There were no accountable administrative expenses due at December 31, 2008.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 and $1,245,000 during the years ended December 31, 2008 and 2007, respectively, to fund mortgage application fees, operations and capital improvements at both investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $124,000 and $188,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Partnership repaid approximately $3,542,000 of advances and accrued interest from proceeds from the refinancing of the mortgages encumbering both investment properties. During the year ended December 31, 2007, the Partnership repaid approximately $907,000 of advances and accrued interest. At December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,921,000 and is included in due to affiliates.  There were no outstanding advances due at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $102,000 and $184,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.50 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note D - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Fairlane East Apartments
Dearborn, Michigan	$ 10,200	$1,251	$11,159	$ 8,307

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life

Fairlane East Apartments
Dearborn, Michigan	$1,251	$19,466	$20,717	$12,762	1973	12/85	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Property
Balance at beginning of year	$ 38,010	$36,400
Property improvements	465	3,093
Sale of investment property	(18,106)	--
Revision of estimate
(disposal) of property	348	(1,483)
Balance at end of year	$ 20,717	$38,010

Accumulated Depreciation
Balance at beginning of year	$ 20,652	$19,882
Additions charged to expense	1,499	1,609
Sale of investment property	(9,587)	--
Revision of estimate
(disposal) of property	198	(839)
Balance at end of year	$ 12,762	$20,652

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $20,058,000 and $35,445,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $16,742,000 and $31,751,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss)(in thousands, except per unit data):

	2008	2007
Net income as reported	$13,684	$ 276
Add (deduct):
Depreciation differences	450	(22)
Prepaid rent	(15)	(1)
Casualty gain	6	(1,478)
Gain on sale	7,783	--
Other	(51)	17

Federal taxable income (loss)	$ 21,857	$(1,208)

Federal taxable income (loss) per
Assignee unit	$ 914.10	$(50.34)

The tax basis of the Partnership's assets and liabilities is approximately $1,741,000 and $6,541,000 less than the assets and liabilities as reported in the consolidated financial statements at December 31, 2008 and 2007, respectively.

Note F – Casualty Events

During June 2007, Raven Hill Apartments, incurred damages as a result of a fire. The Partnership initially estimated building damages and lost rents of approximately $2,796,000 and $71,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000, during the year ended December 31, 2007 and is included in income from discontinued operations for the year ended December 31, 2007.  All of the asbestos related work was completed in 2007. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007 and released to the Partnership during the year ended December 31, 2008. During the year ended December 31, 2007, the Partnership wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000, which is included in income from discontinued operations, for the year ended December 31, 2007. During the year ended December 31, 2008, the Partnership revised its estimate of building damages to approximately $2,132,000. In addition, during the year ended December 31, 2008, the Partnership received additional proceeds of approximately $821,000.  Approximately $776,000 of the proceeds received during 2008 were related to the clean up expenses recognized during 2007. This amount is included in income from discontinued operations for the year ended December 31, 2008. The Partnership recognized an additional casualty gain of approximately $195,000 during the year ended December 31, 2008 as a result of the revision to the estimate of building damages of approximately $150,000 and the receipt of insurance proceeds of approximately $45,000 to cover the damages, which is also included in income from discontinued operations for the year ended December 31, 2008. In addition, the Partnership received approximately $71,000 during the year ended December 31, 2008 to cover lost rents, which was included in revenues in 2007.

Note G – Sale of Discontinued Operations

On September 30, 2008, the Partnership sold Raven Hill Apartments to a third party for a gross sale price of $23,000,000. The net proceeds realized by the Partnership were approximately $22,337,000 after payment of closing costs and a credit to the purchaser for deferred maintenance at the property. The Partnership used approximately $14,225,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $13,766,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $242,000 due to the write off of unamortized loan costs and a prepayment penalty, which is included in income from discontinued operations for the year ended December 31, 2008. The results of the property’s operations were income of approximately $711,000 and $698,000 for the years ended December 31, 2008 and 2007, respectively. Also included in income from discontinued operations are revenues of approximately $2,367,000 and $2,962,000 for the years ended December 31, 2008 and 2007, respectively.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.  As discussed in “Note F”, the Partnership incurred clean up expenses of approximately $807,000 related to asbestos removal at Raven Hill Apartments during 2007.  All of the asbestos related work was completed during 2007.

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

Note I – Subsequent Event

Subsequent to December 31, 2008, the Partnership distributed approximately $3,366,000 (approximately $3,244,000 to the Assignee Unit holders or $137.70 per Unit) from proceeds from the refinancing of Raven Hill Apartments, proceeds from the sale of Raven Hill Apartments and cash from operations.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Registrant has no directors or officers.  The Managing General Partner is Oxford Residential Properties I Corporation. The names and ages of, as well as the position and offices held by, the present director and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Assignee Units (the “Units”) of the Partnership as of December 31, 2008.

Entity	Number of Units	Percentage

AIMCO/Bethesda Holdings
(an affiliate of AIMCO)	1,028.0	4.36%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	8,128.5	34.51%
ORP Acquisition Partners, L.P.
(an affiliate of AIMCO)	4,997.0	21.21%

AIMCO/Bethesda Holdings and ORP Acquisition Partners, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   Beneficial Owners of Management

No director or officer of the Managing General Partner owns any Units of the Partnership of record or beneficially.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing. Total property management fees of approximately $268,000 and $296,000 for the years ended December 31, 2008 and 2007, respectively, were charged to expense and are included in operating expense and income from discontinued operations on the consolidated statements of operatons included in “Item 8. Financial Statements and Supplementary Data”. Property management fees of approximately $107,000 and $119,000 for the years ended December 31, 2008 and 2007, respectively, were deferred. During the year ended December 31, 2008, the Partnership paid approximately $511,000 of deferred management fees from proceeds from the refinancing of the mortgage encumbering Raven Hill Apartments and proceeds from the sale of Raven Hill Apartments. The cumulative deferred management fees as of December 31, 2008 and 2007 totaled approximately $10,000 and $414,000, respectively, and are included in other liablities and due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. Subsequent to December 31, 2008, the Partnership paid the balance of the subordinated management fees with additional proceeds from the sale of Raven Hill Apartments.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $117,000 and $123,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $19,000 and $14,000, respectively.  At December 31, 2007, approximately $546,000 in accountable administrative expenses and related accrued interest were due to an affiliate of the Managing General Partner and are included in due to affiliates on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementry Data”.  There were no accountable administrative expenses due at December 31, 2008.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 and $1,245,000 during the years ended December 31, 2008 and 2007, respectively, to fund mortgage application fees, operations and capital improvements at both investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $124,000 and $188,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Partnership repaid approximately $3,542,000 of advances and accrued interest from proceeds from the refinancing of the mortgages encumbering both investment properties. During the year ended December 31, 2007, the Partnership repaid approximately $907,000 of advances and accrued interest. At December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,921,000 and is included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”.  There were no outstanding advances due at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $102,000 and $184,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.50 in the Partnership representing 60.08% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $54,000 and $42,000 for 2008 and 2007, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $22,000 and $20,000 for 2008 and 2007, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following combined financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Partners' (Deficiency) Capital for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

      See Exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OxfordResidential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 31, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2009
Stephen B. Waters

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

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