Form 10-Q
period 2009-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2009-05-14
CIK 744786

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 141	$ 3,071
Receivables and deposits	80	168
Other assets	146	128
Investment property:
Land	1,251	1,251
Buildings and related personal property	19,512	19,466
	20,763	20,717
Less accumulated depreciation	(13,003)	(12,762)
	7,760	7,955
	$ 8,127	$ 11,322
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 102	$ 57
Tenant security deposit liabilities	33	34
Accrued property taxes	126	23
Other liabilities	122	126
Mortgage note payable	10,200	10,200
	10,583	10,440

Partners' (Deficiency) Capital
General partners	(2,157)	(2,036)
Assignor limited partner	1	1
Assignee unit holders (23,558 units outstanding)	(300)	2,917
	(2,456)	882
	$ 8,127	$ 11,322

Note:  The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 707	$ 671
Other income	58	63
Total revenues	765	734

Expenses:
Operating	302	310
General and administrative	32	51
Depreciation	241	237
Interest	45	253
Property taxes	117	122
Total expenses	737	973

Income (loss) from continuing operations	28	(239)
Income from discontinued operations (Note A)	--	756
Net income	$ 28	$ 517

Net income allocated to general partners (2%)	$ 1	$ 10
Net income allocated to assignee unit holders (98%)	27	507
	$ 28	$ 517

Per Assignee Unit:
Income (loss) from continuing operations	$ 1.15	$ (9.93)
Income from discontinued operations	--	31.45
Net income	$ 1.15	$ 21.52

Distributions per Assignee Unit	$137.70	$ --

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

			Assignor	Assignee
	Assignee	General	Limited	Unit

Units

Partners

Partner

Holders

					Total

Partners' (deficiency)
capital at
December 31, 2008	23,558	$(2,036)	$ 1	$ 2,917	$ 882

Distributions to partners	--	(122)	--	(3,244)	(3,366)

Net income for the three
months ended
March 31, 2009	--	1	--	27	28

Partners' (deficiency)
capital at
March 31, 2009	23,558	$(2,157)	$ 1	$ (300)	$(2,456)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 28	$ 517
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	241	399
Amortization of loan costs	14	162
Bad debt expense	12	41
Casualty gain	--	(699)
Changes in accounts:
Receivables and deposits	76	(30)
Other assets	(32)	(60)
Accounts payable	45	14
Tenant security deposit liabilities	(1)	4
Due to affiliates	--	130
Accrued property taxes	103	65
Other liabilities	(4)	14
Net cash provided by operating activities	482	557

Cash flows from investing activities:
Property improvements and replacements	(46)	(830)
Insurance proceeds received	--	1,308
Net cash (used in) provided by investing
activities	(46)	478

Cash flows from financing activities:
Payments on mortgage notes payable	--	(230)
Advances from affiliate	--	231
Distributions to partners	(3,366)	--
Net cash (used in) provided by financing
activities	(3,366)	1

Net (decrease) increase in cash and cash equivalents	(2,930)	1,036
Cash and cash equivalents at beginning of period	3,071	426

Cash and cash equivalents at end of period	$ 141	$ 1,462

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 20	$ 209

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 65

At December 31, 2007, accounts payable included approximately $660,000 of property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2008 has been restated to reflect the operations of Raven Hill Apartments as income from discontinued operations due to its sale on September 30, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Three months ended
March 31, 2008

Revenues	$ 855
Expenses	(798)
Casualty gain	699
Income from discontinued operations	$ 756

Certain reclassifications were made to the 2008 balances to conform to the 2009 presentation.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing.  During the three months ended March 31, 2009, the operating distribution preference level was met. Total property management fees of approximately $42,000 and $75,000 for the three months ended March 31, 2009 and 2008, respectively, were charged to expense and are included in operating expense and income from discontinued operations.  Property management fees of approximately $16,000 and $30,000 for the three months ended March 31, 2009 and 2008, respectively, were deferred. During the three months ended March 31, 2009, the Partnership paid approximately $26,000 of deferred management fees from operations and proceeds from the sale of Raven Hill Apartments. No such payments were made during the three months ended March 31, 2008. The cumulative deferred management fees as of December 31, 2008 totaled approximately $10,000 and are included in other liabilities on the accompanying consolidated balance sheet. There were no cumulative deferred management fees due at March 31, 2009.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $14,000 and $26,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $4,000, respectively.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $231,000 during the three months ended March 31, 2008 to fund operations at Raven Hill Apartments.  There were no such advances during the three months ended March 31, 2009.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $69,000 for the three months ended March 31, 2008. There were no outstanding advances due at March 31, 2009 or December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $26,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $102,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C - Casualty Event

During June 2007, Raven Hill Apartments incurred damages as a result of a fire. The Partnership initially estimated building damages and lost rents of approximately $2,796,000 and $71,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000 during the year ended December 31, 2007.  All of the asbestos related work was completed in 2007. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007 and released to the Partnership during the three months ended March 31, 2008. During the year ended December 31, 2007, the Partnership wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000. During the three months ended March 31, 2008, the Partnership recorded an additional gain of approximately $699,000 as a result of the receipt of additional insurance proceeds, which is included in income from discontinued operations. In addition, the Partnership received approximately $71,000 to cover lost rents, which was included in revenues in 2007.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Fairlane East Apartments	93%	91%
Dearborn, Michigan

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2009 and 2008 was approximately $28,000 and $517,000, respectively.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2008 has been restated to reflect the operations of Raven Hill Apartments as income from discontinued operations due to its sale on September 30, 2008.

Three months ended
March 31, 2008

Revenues	$ 855
Expenses	(798)
Casualty gain	699
Income from discontinued operations	$ 756

During June 2007, Raven Hill Apartments incurred damages as a result of a fire. The Partnership initially estimated building damages and lost rents of approximately $2,796,000 and $71,000, respectively. In addition, the Partnership incurred clean up expenses, primarily related to asbestos removal, of approximately $807,000 during the year ended December 31, 2007.  All of the asbestos related work was completed in 2007. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $2,087,000 to repair the damaged units, approximately $619,000 of which was held on deposit with the mortgage lender at December 31, 2007 and released to the Partnership during the three months ended March 31, 2008. During the year ended December 31, 2007, the Partnership wrote off approximately $644,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $1,443,000. During the three months ended March 31, 2008, the Partnership recorded an additional gain of approximately $699,000 as a result of the receipt of additional insurance proceeds, which is included in income from discontinued operations. In addition, the Partnership received approximately $71,000 to cover lost rents, which was included in revenues in 2007.

The Partnership’s income from continuing operations for the three months ended March 31, 2009 was approximately $28,000, compared to a loss from continuing operations of approximately $239,000 for the corresponding period in 2008. The increase in income from continuing operations is due to a decrease in total expenses and an increase in total revenues.  Total expenses decreased due to decreases in interest, operating and general and administrative expenses. Depreciation and property tax expenses remained relatively constant for the comparable periods. Interest expense decreased due to a decrease in amortization of loan costs associated with the previous mortgage encumbering Fairlane East Apartments, as a result of the mortgage lender exercising its call option on the mortgage in 2008, a lower variable interest rate on the new mortgage encumbering Fairlane East Apartments and a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner as a result of the repayment of advances during the second and third quarters of 2008. The decrease in operating expenses is primarily due to decreases in utility expenses and hazard insurance premiums, partially offset by an increase in snow removal expenses at Fairlane East Apartments.

General and administrative expenses decreased due to decreases in management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income.  Rental income increased primarily due to increases in occupancy and the average rental rate at Fairlane East Apartments. The decrease in other income is primarily due to a decrease in interest income as a result of lower average interest rates.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $141,000, compared to approximately $1,462,000 at March 31, 2008.  Cash and cash equivalents decreased approximately $2,930,000, from December 31, 2008, due to approximately $3,366,000 and $46,000 of cash used in financing and investing activities, respectively, partially offset by approximately $482,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to partners.  Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $231,000 during the three months ended March 31, 2008 to fund operations at Raven Hill Apartments.  There were no such advances during the three months ended March 31, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $69,000 for the three months ended March 31, 2008. There were no outstanding advances due at March 31, 2009 or December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's property are detailed below.

During the three months ended March 31, 2009, the Partnership completed approximately $46,000 of capital improvements at Fairlane East Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.28% per annum at March 31, 2009) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	Three Months Ended	Per Assignee	Three Months Ended	Per Assignee

	March 31, 2009	Unit	March 31, 2008	Unit
Operations	$1,072	$ 40.33	$ --	$ --
Sale (1)	2,252	95.59	--	--
Refinance (2)	42	1.78	--	--
	$3,366	$137.70	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.5 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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