Form 10-Q
period 2009-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2009-08-12
CIK 744786

United States

Securities and Exchange Commission

Washington, D.C.   20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 247	$ 3,071
Receivables and deposits	83	168
Other assets	127	128
Investment property:
Land	1,251	1,251
Buildings and related personal property	19,565	19,466
	20,816	20,717
Less accumulated depreciation	(13,245)	(12,762)
	7,571	7,955
	$ 8,028	$ 11,322
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 94	$ 57
Tenant security deposit liabilities	35	34
Accrued property taxes	253	23
Other liabilities	107	126
Mortgage note payable	10,200	10,200
	10,689	10,440

Partners' (Deficiency) Capital
General partners	(2,184)	(2,036)
Assignor limited partner	1	1
Assignee unit holders (23,558 units outstanding)	(478)	2,917
	(2,661)	882
	$ 8,028	$ 11,322

Note:   The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 725	$ 685	$ 1,432	$ 1,356
Other income	62	55	120	118
Total revenues	787	740	1,552	1,474

Expenses:
Operating	269	315	571	625
General and administrative	37	53	69	104
Depreciation	242	235	483	472
Interest	42	234	87	487
Property taxes	124	122	241	244
Total expenses	714	959	1,451	1,932

Income (loss) from continuing
operations	73	(219)	101	(458)
Income from discontinued operations
(Note A)	--	180	--	936
Net income (loss)	$ 73	$ (39)	$ 101	$ 478

Net income (loss) allocated to general
partners (2%)	$ 1	$ (1)	$ 2	$ 10
Net income (loss) allocated to
assignee unit holders (98%)	72	(38)	99	468
	$ 73	$ (39)	$ 101	$ 478

Per Assignee Unit:
Income (loss) from continuing
operations	$ 3.06	$ (9.08)	$ 4.20	$(19.06)
Income from discontinued operations	--	7.47	--	38.93
Net income (loss)	$ 3.06	$ (1.61)	$ 4.20	$ 19.87

Distributions per Assignee Unit	$ 10.61	$ --	$ 148.31	$ --

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF Changes in PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

			Assignor
	Assignee	General

Limited

				Assignee

Units

Partners

Partner

Unit Holders

					Total

Partners' (deficiency) capital
at December 31, 2008	23,558	$(2,036)	$ 1	$ 2,917	$ 882

Distributions to partners	--	(150)	--	(3,494)	(3,644)

Net income for the six
months ended June 30, 2009	--	2	--	99	101

Partners' (deficiency) capital
at June 30, 2009	23,558	$ (2,184)	$ 1	$ (478)	$(2,661)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income	$ 101	$ 478
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	483	839
Amortization of loan costs	25	321
Casualty gain	--	(195)
Bad debt expense	16	86
Change in accounts:
Other assets	(35)	(3)
Receivables and deposits	69	(99)
Accounts payable	22	4
Accrued property taxes	230	119
Due to affiliates	--	(628)
Tenant security deposit liabilities	1	10
Other liabilities	(19)	(76)
Net cash provided by operating activities	893	856

Cash flows from investing activities:
Property improvements and replacements	(84)	(908)
Insurance proceeds received	--	664
Net cash used in investing activities	(84)	(244)

Cash flows from financing activities:
Distributions to partners	(3,644)	--
Payments on mortgage notes payable	--	(462)
Repayment of mortgage notes payable	--	(19,485)
Proceeds from mortgage notes payable	--	24,425
Overpayment due to title company	--	6,230
Loan costs refunded (paid)	11	(314)
Advances from affiliate	--	497
Repayment of advances from affiliate	--	(1,034)
Net cash (used in) provided by financing activities	(3,633)	9,857

Net (decrease) increase in cash and cash equivalents	(2,824)	10,469
Cash and cash equivalents at beginning of period	3,071	426
Cash and cash equivalents at end of period	$ 247	$ 10,895
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 53	$ 881
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 15	$ 13

At December 31, 2007, accounts payable included approximately $660,000 of property improvements and replacements, which are included in property improvements and replacements for the six months ended June 30, 2008.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2008 have been restated to reflect the operations of Raven Hill Apartments as income from discontinued operations due to its sale on September 30, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2008 (in thousands):

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008

Revenues	$ 755	$ 1,610
Expenses	(847)	(1,645)
Casualty gain	272	971
Income from discontinued operations	$ 180	$ 936

Certain reclassifications were made to the 2008 balances to conform to the 2009 presentation.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing.  During the six months ended June 30, 2009, the operating distribution preference level was met. Total property management fees of approximately $78,000 and $154,000 for the six months ended June 30, 2009 and 2008, respectively, were charged to expense and are included in operating expense and income from discontinued operations.  Property management fees of approximately $31,000 and $61,000 for the six months ended June 30, 2009 and 2008, respectively, were deferred. During the six months ended June 30, 2009, the Partnership paid approximately $36,000 of deferred management fees from operations and proceeds from the sale of Raven Hill Apartments. No such payments were made during the six months ended June 30, 2008. The cumulative deferred management fees as of June 30, 2009 and December 31, 2008 totaled approximately $5,000 and $10,000, respectively, and are included in other liabilities on the accompanying consolidated balance sheets.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $21,000 and $50,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $5,000, respectively.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 during the six months ended June 30, 2008 to fund mortgage application fees and operations at both investment properties.  There were no such advances during the six months ended June 30, 2009.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $123,000 for the six months ended June 30, 2008. During the six months ended June 30, 2008, the Partnership repaid approximately $1,300,000 of advances and accrued interest. There were no outstanding advances due at June 30, 2009 or December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $102,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C - Casualty Event

During June 2007, Raven Hill Apartments incurred damages as a result of a fire. Total building damages were approximately $2,132,000, total clean up costs were approximately $807,000 and total lost rents were approximately $71,000.  Total insurance proceeds received were approximately $2,908,000, which included reimbursement of approximately $2,132,000 for building damages and $776,000 for clean up costs.  The Partnership recognized a total casualty gain of approximately $2,414,000, of which approximately $1,443,000 was recognized in the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $272,000 and $971,000 for the three and six months ended June 30, 2008, respectively, which is included in income from discontinued operations.  In addition, the Partnership received approximately $71,000 during the six months ended June 30, 2008 to cover lost rents, which was included in revenues in 2007.

Note D – Refinancing of Mortgage Notes Payable

On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.10% per annum at June 30, 2009) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $93,000, approximately $77,000 of which was incurred during the six months ended June 30, 2008, and are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

On June 30, 2008, the Partnership refinanced the mortgage debt encumbering Raven Hill Apartments.  The refinancing resulted in the replacement of the existing mortgage debt, which at the time of refinancing had a principal balance outstanding of approximately $10,043,000, with a new mortgage loan in the principal amount of $14,225,000. The new mortgage loan bore interest at 5.75% per annum and required monthly payments of interest only of approximately $68,000 beginning on August 1, 2008 through June 30, 2010.  From July 1, 2010 through the maturity date of July 1, 2015, the new mortgage loan required monthly payments of principal and interest with the interest rate being equal to the prime rate in effect 90 days prior to July 1, 2010 plus 2.50%, with a minimum interest rate of 5.75% and a maximum interest rate of 16.00%.  The interest rate was to reset annually. The new mortgage loan required a balloon payment at maturity.  Total capitalized loan costs associated with the new mortgage were approximately $237,000. The unamortized balance of these loan costs was written off and the new mortgage loan was paid off in conjunction with the sale of Raven Hill Apartments on September 30, 2008. Loan costs associated with the previous mortgage were fully amortized.

Note E – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's variable long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Fairlane East Apartments	93%	92%
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

Results of Operations

The Partnership’s net income for the three months ended June 30, 2009 was approximately $73,000, compared to a net loss of approximately $39,000 for the corresponding period in 2008.  The Partnership’s net income for the six months ended June 30, 2009 was approximately $101,000 compared to net income of approximately $478,000 for the corresponding period in 2008.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and six months ended June 30, 2008 have been restated to reflect the operations of Raven Hill Apartments as income from discontinued operations due to its sale on September 30, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2008 (in thousands):

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008

Revenues	$ 755	$ 1,610
Expenses	(847)	(1,645)
Casualty gain	272	971
Income from discontinued operations	$ 180	$ 936

During June 2007, Raven Hill Apartments incurred damages as a result of a fire. Total building damages were approximately $2,132,000, total clean up costs were approximately $807,000 and total lost rents were approximately $71,000.  Total insurance proceeds received were approximately $2,908,000, which included reimbursement of approximately $2,132,000 for building damages and $776,000 for clean up costs.  The Partnership recognized a total casualty gain of approximately $2,414,000, of which approximately $1,443,000 was recognized in the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $272,000 and $971,000 for the three and six months ended June 30, 2008, respectively, which is included in income from discontinued operations.  In addition, the Partnership received approximately $71,000 during the six months ended June 30, 2008 to cover lost rents, which was included in revenues in 2007.

The Partnership’s income from continuing operations for the three months ended June 30, 2009 was approximately $73,000, compared to a loss from continuing operations of approximately $219,000 for the corresponding period in 2008. The Partnership’s income from continuing operations for the six months ended June 30, 2009 was approximately $101,000, compared to a loss from continuing operations of approximately $458,000 for the corresponding period in 2008. The increase in income from continuing operations for both the three and six months ended June 30, 2009 is due to a decrease in total expenses and an increase in total revenues.  Total expenses decreased for both periods due to decreases in operating, interest and general and administrative expenses. Both depreciation and property tax expense remained relatively constant for both periods. The decrease in operating expenses for the three months ended June 30, 2009 is primarily due to decreases in contract services and snow removal expenses at Fairlane East Apartments. The decrease in operating expenses for the six months ended June 30, 2009 is primarily due to decreases in hazard insurance premiums and utility expenses at the property. Interest expense decreased for both periods due to a decrease in amortization of loan costs associated with the previous mortgage encumbering Fairlane East Apartments, as a result of the mortgage lender exercising its call option on the mortgage in 2008, a lower variable interest rate on the new mortgage encumbering Fairlane East Apartments and a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of the repayment of advances during the second and third quarters of 2008.

General and administrative expenses decreased for both periods primarily due to a decrease in management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended June 30, 2009 due to increases in both rental and other income. The increase in total revenues for the six months ended June 30, 2009 is due to an increase in rental income. Other income remained relatively constant for the six months ended June 30, 2009. Rental income increased for both periods primarily due to increases in occupancy and the average rental rate and a decrease in bad debt expense at Fairlane East Apartments. Other income increased for the three months ended June 30, 2009 primarily due to an increase in utility reimbursements at the property.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $247,000, compared to approximately $10,895,000 at June 30, 2008.  Cash and cash equivalents decreased approximately $2,824,000, from December 31, 2008, due to approximately $3,633,000 and $84,000 of cash used in financing and investing activities, respectively, partially offset by approximately $893,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to partners, partially offset by loan costs refunded.  Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 during the six months ended June 30, 2008 to fund mortgage application fees and operations at both investment properties.  There were no such advances during the six months ended June 30, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $123,000 for the six months ended June 30, 2008. During the six months ended June 30, 2008, the Partnership repaid approximately $1,300,000 of advances and accrued interest. There were no outstanding advances due at June 30, 2009 or December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2009, the Partnership completed approximately $99,000 of capital improvements at Fairlane East Apartments, consisting primarily of air conditioning, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.10% per annum at June 30, 2009) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $93,000, approximately $77,000 of which was incurred during the six months ended June 30, 2008, and are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

On June 30, 2008, the Partnership refinanced the mortgage debt encumbering Raven Hill Apartments.  The refinancing resulted in the replacement of the existing mortgage debt, which at the time of refinancing had a principal balance outstanding of approximately $10,043,000, with a new mortgage loan in the principal amount of $14,225,000. The new mortgage loan bore interest at 5.75% per annum and required monthly payments of interest only of approximately $68,000 beginning on August 1, 2008 through June 30, 2010.  From July 1, 2010 through the maturity date of July 1, 2015, the new mortgage loan required monthly payments of principal and interest with the interest rate being equal to the prime rate in effect 90 days prior to July 1, 2010 plus 2.50%, with a minimum interest rate of 5.75% and a maximum interest rate of 16.00%.  The interest rate was to reset annually. The new mortgage loan required a balloon payment at maturity.  Total capitalized loan costs associated with the new mortgage were approximately $237,000. The unamortized balance of these loan costs was written off and the new mortgage loan was paid off in conjunction with the sale of Raven Hill Apartments on September 30, 2008. Loan costs associated with the previous mortgage were fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

	Six Months Ended	Per Assignee	Six Months Ended	Per Assignee

	June 30, 2009	Unit	June 30, 2008	Unit
Operations	$1,350	$ 50.94	$ --	$ --
Sale (1)	2,252	95.59	--	--
Refinance (2)	42	1.78	--	--
	$ 3,644	$ 148.31	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.5 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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