Form 10-Q
period 2009-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2009-11-13
CIK 744786

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 116	$ 3,071
Receivables and deposits	109	168
Other assets	105	128
Investment property:
Land	1,251	1,251
Buildings and related personal property	19,669	19,466
	20,920	20,717
Less accumulated depreciation	(13,487)	(12,762)
	7,433	7,955
	$ 7,763	$ 11,322
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 52	$ 57
Tenant security deposit liabilities	37	34
Accrued property taxes	227	23
Other liabilities	130	126
Mortgage note payable (Note D)	10,200	10,200
	10,646	10,440

Partners' (Deficiency) Capital
General partners	(2,208)	(2,036)
Assignor limited partner	1	1
Assignee unit holders (23,558 units outstanding)	(676)	2,917
	(2,883)	882
	$ 7,763	$ 11,322

Note:   The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Rental income	$ 722	$ 706	$ 2,154	$ 2,062
Other income	66	67	186	185
Total revenues	788	773	2,340	2,247

Expenses:
Operating	334	342	905	967
General and administrative	21	71	90	175
Depreciation	242	239	725	711
Interest	33	96	120	583
Property taxes	125	98	366	342
Total expenses	755	846	2,206	2,778

Income (loss) from continuing
operations	33	(73)	134	(531)
(Loss) income from discontinued
operations (Note A)	--	(406)	--	530
Gain from sale of discontinued
operations (Note E)	--	13,766	--	13,766

Net income	$ 33	$ 13,287	$ 134	$ 13,765

Net income allocated to general
partners	$ 1	$ 105	$ 3	$ 115
Net income allocated to assignee
unit holders	32	13,182	131	13,650

	$ 33	$ 13,287	$ 134	$ 13,765
Per assignee unit:
Income (loss) from continuing
operations	$ 1.36	$ (3.01)	$ 5.56	$ (22.07)
(Loss) income from discontinued
operations	--	(16.89)	--	22.03
Gain from sale of discontinued
operations	--	579.46	--	579.46

Net income	$ 1.36	$ 559.56	$ 5.56	$ 579.42

Distributions per assignee unit	$ 9.77	$ 49.88	$ 158.08	$ 49.88

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

			Assignor	Assignee
	Assignee	General

Limited

				Unit

Units

Partners

Partner

Holders

					Total

Partners' (deficiency)
capital at
December 31, 2008	23,558	$(2,036)	$ 1	$ 2,917	$ 882

Distributions to
partners	--	(175)	--	(3,724)	(3,899)

Net income for the nine
months ended
September 30, 2009	--	3	--	131	134

Partners' (deficiency)
capital at
September 30, 2009	23,558	$(2,208)	$ 1	$ (676)	$(2,883)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 134	$ 13,765
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	725	1,259
Amortization of loan costs	30	338
Gain from sale of discontinued operations	--	(13,766)
Casualty gain	--	(195)
Bad debt expense	22	120
Loss on early extinguishment of debt	--	230
Change in accounts:
Receivables and deposits	37	(92)
Other assets	(18)	59
Accounts payable	(16)	26
Tenant security deposit liabilities	3	(71)
Due to affiliates	--	(1,067)
Accrued property taxes	204	72
Other liabilities	4	(25)
Net cash provided by operating activities	1,125	653

Cash flows from investing activities:
Property improvements and replacements	(192)	(1,043)
Net proceeds from sale of discontinued operations	--	22,337
Insurance proceeds received	--	664
Net cash (used in) provided by investing
activities	(192)	21,958

Cash flows from financing activities:
Payments on mortgage notes payable	--	(462)
Repayment of advances from affiliate	--	(3,250)
Loan costs refunded (paid)	11	(341)
Prepayment penalty	--	(1)
Distributions to partners	(3,899)	(1,175)
Repayment of mortgage notes payable	--	(33,710)
Proceeds from mortgage notes payable	--	24,425
Advances from affiliate	--	497
Net cash used in financing activities	(3,888)	(14,017)

Net (decrease) increase in cash and cash equivalents	(2,955)	8,594
Cash and cash equivalents at beginning of period	3,071	426

Cash and cash equivalents at end of period	$ 116	$ 9,020

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 81	$ 1,168

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 11	$ 14

At December 31, 2007, accounts payable included approximately $660,000 of property improvements and replacements, which are included in property improvements and replacements for the nine months ended September 30, 2008.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 reflect the operations of Raven Hill Apartments as (loss) income from discontinued operations due to its sale on September 30, 2008 (see “Note E”).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2008 (in thousands):

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008

Revenues	$ 757	$ 2,367
Expenses	(933)	(2,578)
Loss on early extinguishment of debt	(230)	(230)
Casualty gain	--	971
(Loss) income from discontinued
operations	$ (406)	$ 530

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing.  During the nine months ended September 30, 2009, the operating distribution preference level was met. Total property management fees of approximately $117,000 and $230,000 for the nine months ended September 30, 2009 and 2008, respectively, were charged to expense and are included in operating expense and income from discontinued operations.  Property management fees of approximately $47,000 and $92,000 for the nine months ended September 30, 2009 and 2008, respectively, were deferred. During the nine months ended September 30, 2009 and 2008, the Partnership paid approximately $47,000 and $485,000, respectively, of deferred management fees from operations and proceeds from the sale of Raven Hill Apartments. The cumulative deferred management fees as of both September 30, 2009 and December 31, 2008 totaled approximately $10,000 and are included in other liabilities on the accompanying consolidated balance sheets.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $33,000 and $97,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $9,000 and $12,000, respectively.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 during the nine months ended September 30, 2008 to fund mortgage application fees and operations at both investment properties.  There were no such advances during the nine months ended September 30, 2009.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $124,000 for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Partnership repaid approximately $3,542,000 of advances and accrued interest from proceeds from the refinancing of the mortgages encumbering both investment properties. There were no outstanding advances due at September 30, 2009 or December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $102,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C - Casualty Event

During June 2007, Raven Hill Apartments incurred damages as a result of a fire. Total building damages were approximately $2,132,000, total clean up costs were approximately $807,000 and total lost rents were approximately $71,000.  Total insurance proceeds received were approximately $2,908,000, which included reimbursement of approximately $2,132,000 for building damages and $776,000 for clean up costs.  The Partnership recognized a total casualty gain of approximately $2,414,000, of which approximately $1,443,000 was recognized in the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $971,000 for the nine months ended September 30, 2008, which is included in income from discontinued operations.  In addition, the Partnership received approximately $71,000 during the nine months ended September 30, 2008 to cover lost rents, which was included in revenues in 2007.

Note D – Refinancing of Mortgage Notes Payable

On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.04% per annum at September 30, 2009) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $93,000, which are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

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

Note F – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's variable rate long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Fairlane East Apartments	94%	92%
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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2009 was approximately $33,000 and $134,000, compared to a net income of approximately $13,287,000 and $13,765,000, respectively, for the corresponding periods in 2008. The consolidated statements of operations for the three and nine months ended September 30, 2008 reflect the operations of Raven Hill Apartments as (loss) income from discontinued operations due to its sale on September 30, 2008.

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

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2008 (in thousands):

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008

Revenues	$ 757	$ 2,367
Expenses	(933)	(2,578)
Loss on early extinguishment of debt	(230)	(230)
Casualty gain	--	971
(Loss) income from discontinued
operations	$(406)	$ 530

During June 2007, Raven Hill Apartments incurred damages as a result of a fire. Total building damages were approximately $2,132,000, total clean up costs were approximately $807,000 and total lost rents were approximately $71,000.  Total insurance proceeds received were approximately $2,908,000, which included reimbursement of approximately $2,132,000 for building damages and $776,000 for clean up costs.  The Partnership recognized a total casualty gain of approximately $2,414,000, of which approximately $1,443,000 was recognized in the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $971,000 for the nine months ended September 30, 2008, which is included in income from discontinued operations.  In addition, the Partnership received approximately $71,000 during the nine months ended September 30, 2008 to cover lost rents, which was included in revenues in 2007.

The Partnership’s income from continuing operations for the three and nine months ended September 30, 2009 was approximately $33,000 and $134,000, compared to loss from continuing operations of approximately $73,000 and $531,000, respectively, for the corresponding periods in 2008. The increase in income from continuing operations for both the three and nine months ended September 30, 2009 is due to a decrease in total expenses and an increase in total revenues. Total expenses decreased for both periods due to decreases in operating, interest and general and administrative expenses, partially offset by an increase in property tax expense. Depreciation expense remained relatively constant for both periods. Operating expenses decreased for both periods primarily due to decreases in contract services and hazard insurance premiums at Fairlane East Apartments. The decrease in interest expense for the three months ended September 30, 2009 is primarily due to a lower variable interest rate on the mortgage encumbering Fairlane East Apartments. Interest expense decreased for the nine months ended September 30, 2009 due to a decrease in amortization of loan costs associated with the previous mortgage encumbering Fairlane East Apartments, as a result of the mortgage lender exercising its call option on the mortgage in 2008, a lower variable interest rate on the new mortgage encumbering Fairlane East Apartments and a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of the repayment of advances during the nine months ended September 30, 2008.  Property tax expense increased for both periods due to an increased assessed value of the property.

General and administrative expenses decreased for both periods primarily due to a decrease in management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both the three and nine months ended September 30, 2009 due to an increase in rental income. Other income remained relatively constant for both the three and nine months ended September 30, 2009. Rental income increased for both periods primarily due to increases in occupancy and the average rental rate and a decrease in bad debt expense at Fairlane East Apartments.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $116,000, compared to approximately $3,071,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $2,955,000 due to approximately $3,888,000 and $192,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,125,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to partners, partially offset by loan costs refunded.  Cash used in investing activities consisted of property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 during the nine months ended September 30, 2008 to fund mortgage application fees and operations at both investment properties.  There were no such advances during the nine months ended September 30, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $124,000 for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Partnership repaid approximately $3,542,000 of advances and accrued interest from proceeds from the refinancing of the mortgages encumbering both investment properties. There were no outstanding advances due at September 30, 2009 or December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2009, the Partnership completed approximately $203,000 of capital improvements at Fairlane East Apartments, consisting primarily of air conditioning, appliance, floor covering and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.04% per annum at September 30, 2009) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $93,000, which are included in other assets. Loan costs associated with the previous mortgage were fully amortized.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine Months Ended	Per Assignee	Nine Months Ended	Per Assignee

	September 30, 2009	Unit	September 30, 2008	Unit
Operations	$1,605	$ 60.71	$ --	$ --
Sale (1)	2,252	95.59	--	--
Refinance (2)	42	1.78	1,175	49.88
	$3,899	$158.08	$ 1,175	$ 49.88

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.5 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: November 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2009	By: /s/Stephen B. Waters
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