Form 10-K
period 2009-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2010-03-29
CIK 744786

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984, during its acquisition phase, the Partnership acquired four existing apartment properties. The Partnership continues to own and operate one investment property.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Fairlane East
Apartments	$21,025	$13,732	5-30 yrs	S/L	$ 3,093

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Fairlane East
Apartments	$10,200	(1)	(2)	10/01/10	$10,200

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78%.  The rate at  December  31, 2009 was 1.02%.

(2)   Interest only payments.

(3)   See “Note B – Mortgage Note Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership’s ability to prepay this loan and other specific details about the loan.

On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists.The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.02% per annum at December 31, 2009) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $93,000. Loan costs associated with the previous mortgage were fully amortized.

Schedule of Rental Rate and Occupancy

Average annual rental rate and occupancy for 2009 and 2008 for the property was as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2009	2008	2009	2008

Fairlane East
Apartments	$12,500	$12,556	94%	93%

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

Schedule of Real Estate Tax and Rate

Real estate taxes and rate in 2009 for the property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)
Fairlane East Apartments	$ 449	5.85%

Capital Improvements

During the year ended December 31, 2009, the Partnership completed approximately $308,000 of capital improvements at Fairlane East Apartments, consisting primarily of kitchen and bath upgrades, air conditioning, appliance, floor covering and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership originally issued 25,714 Assignee Units (the “Units”) and through December 31, 2009, had redeemed a total of 2,156 Assignee Units, ranging in price from $332 to $600 per Unit. As of December 31, 2009, there were 643 holders of record owning an aggregate of 23,558 Units outstanding. Affiliates of the Managing General Partner owned 14,153.50 Units in the Partnership representing 60.08% of the outstanding Units at December 31, 2009.  There is currently no established public market in which the Units are traded, and it is not anticipated that a public market will develop.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee

	December 31, 2009	Unit	December 31, 2008	Unit

Operations	$ 1,675	$ 63.38	$ --	$ --
Sale(1)	2,252	95.59	5,829	247.43
Refinance (2)	42	1.78	1,175	49.88
	$ 3,969	$160.75	$ 7,004	$297.31

(1)   Proceeds from the September 2008 sale of Raven Hill Apartments.

(2)   Proceeds from the June 2008 refinancing of the mortgage encumbering Raven Hill

      Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2010 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.50 Units in the Partnership representing 60.08% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the years ended December 31, 2009 and 2008 was approximately $126,000 and $13,684,000, respectively.  The consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2008 reflects the operations of Raven Hill Apartments as income from discontinued operations due to its sale on September 30, 2008.

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

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the year ended December 31, 2008 (in thousands):

Year Ended December 31,
2008

Revenues	$2,367
Expenses	(2,627)
Loss on early extinguishment of debt	(242)
Casualty gain	971
Income from discontinued operations	$ 469

During June 2007, Raven Hill Apartments incurred damages as a result of a fire. Total building damages were approximately $2,132,000, total clean up costs were approximately $807,000 and total lost rents were approximately $71,000.  Total insurance proceeds received were approximately $2,908,000, which included reimbursement of approximately $2,132,000 for building damages and $776,000 for clean up costs.  The Partnership recognized a total casualty gain of approximately $2,414,000, of which approximately $1,443,000 was recognized in the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $971,000 for the year ended December 31, 2008, which is included in income from discontinued operations.  In addition, the Partnership received approximately $71,000 during the year ended December 31, 2008 to cover lost rents, which was included in revenues in 2007.

In May 2009, Fairlane East Apartments sustained damages of approximately $47,000 as a result of a fire. Subsequent to December 31, 2009, the Partnership received insurance proceeds of approximately $37,000 to cover the damaged assets. The Partnership does not expect to record a loss from this event.

The Partnership’s income from continuing operations for the year ended December 31, 2009 was approximately $126,000 compared to loss from continuing operations of approximately $551,000 for the year ended December 31, 2008.  The increase in income from continuing operations is due to a decrease in total expenses and an increase in total revenues.  Total expenses decreased due to decreases in interest, property tax and general and administrative expenses, partially offset by an increase in depreciation expense. Operating expenses remained relatively constant for the comparable periods. Interest expense decreased due to a decrease in amortization of loan costs associated with the previous mortgage encumbering Fairlane East Apartments, as a result of the mortgage lender exercising its call option on the mortgage in 2008, a lower variable interest rate on the new mortgage encumbering Fairlane East Apartments and a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of the repayment of advances during the year ended December 31, 2008.  Property tax expense decreased due to a decrease in the tax rate at Fairlane East Apartments. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months, which are now being depreciated.

General and administrative expenses decreased primarily due to a decrease in management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased primarily due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at Fairlane East Apartments.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $220,000, compared to approximately $3,071,000 at December 31, 2008. The decrease in cash and cash equivalents of approximately $2,851,000 is due to approximately $3,958,000 and $308,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,415,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to partners, partially offset by loan costs refunded.  Cash used in investing activities consisted of property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 during the year ended December 31, 2008 to fund mortgage application fees and operations at both investment properties.  There were no such advances during the year ended December 31, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $124,000 for the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership repaid approximately $3,542,000 of advances and accrued interest from proceeds from the refinancing of the mortgages encumbering both investment properties. There were no outstanding advances due at December 31, 2009 or 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and repayment of the mortgage note payable) of the Partnership. On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists. The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.02% per annum at December 31, 2009) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $93,000 and are included in other assets on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. Loan costs associated with the previous mortgage were fully amortized. The Managing General Partner will either exercise its extension option or attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee

	December 31, 2009	Unit	December 31, 2008	Unit

Operations	$ 1,675	$ 63.38	$ --	$ --
Sale(1)	2,252	95.59	5,829	247.43
Refinance (2)	42	1.78	1,175	49.88
	$ 3,969	$160.75	$ 7,004	$297.31

(1)   Proceeds from the September 2008 sale of Raven Hill Apartments.

(2)   Proceeds from the June 2008 refinancing of the mortgage encumbering Raven Hill

      Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however,  that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.50 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing.  Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

OxfordResidential Properties I Limited Partnership

We have audited the accompanying consolidated balance sheets of Oxford Residential Properties I Limited Partnership as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners’ (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Residential Properties I Limited Partnership at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 29, 2010

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 220	$ 3,071
Receivables and deposits	98	168
Other assets	72	128
Investment property (Notes B and D):
Land	1,251	1,251
Buildings and related personal property	19,774	19,466
	21,025	20,717
Less accumulated depreciation	(13,732)	(12,762)
	7,293	7,955
	$ 7,683	$ 11,322
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 38	$ 57
Tenant security deposit liabilities	38	34
Accrued property taxes	148	23
Other liabilities	220	126
Mortgage note payable (Note B)	10,200	10,200
	10,644	10,440
Partners' (Deficiency) Capital
General partner	(2,215)	(2,036)
Assignor limited partner	1	1
Assignee unit holders (23,558 units outstanding)	(747)	2,917
	(2,961)	882
	$ 7,683	$ 11,322

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 2,836	$ 2,783
Other income	255	249
Total revenues	3,091	3,032

Expenses:
Operating	1,292	1,297
General and administrative	116	202
Depreciation	970	951
Interest	157	683
Property taxes	430	450
Total expenses	2,965	3,583

Income (loss) from continuing operations	126	(551)
Income from discontinued operations (Notes A and G)	--	469
Gain from sale of discontinued operations (Note G)	--	13,766
Net income (Note E)	$ 126	$13,684

Net income allocated to general partners	$ 3	$ 113
Net income allocated to assignee unit holders	123	13,571
	$ 126	$13,684
Per Assignee Unit:
Income (loss) from continuing operations	$ 5.22	$(22.92)
Income from discontinued operations	--	19.53
Gain from sale of discontinued operations	--	579.46
Net income	$ 5.22	$576.07

Distributions per Assignee Unit	$160.75	$297.31

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands)

			Assignor	Assignee
	Assignee	General	Limited	Unit

Units

Partners

Partner

Holders

					Total

Partners' (deficiency)
capital at
December 31, 2007	23,558	$(2,149)	$ 1	$ (3,650)	$ (5,798)

Distributions to
Assignee Unit Holders	--	--	--	(7,004)	(7,004)

Net income for the year
ended December 31, 2008	--	113	--	13,571	13,684

Partners' (deficiency)
capital at
December 31, 2008	23,558	(2,036)	1	2,917	882

Distributions to Partners	--	(182)	--	(3,787)	(3,969)

Net income for the year
ended December 31, 2009	--	3	--	123	126

Partners' (deficiency)
capital at
December 31, 2009	23,558	$(2,215)	$ 1	$ (747)	$ (2,961)

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 126	$ 13,684
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	970	1,499
Amortization of loan costs	40	349
Gain from sale of discontinued operations	--	(13,766)
Casualty gain	--	(195)
Bad debt expense	41	130
Loss on early extinguishment of debt	--	242
Changes in assets and liabilities:
Receivables and deposits	29	71
Other assets	5	87
Accounts payable	(19)	(23)
Tenant security deposit liabilities	4	(69)
Accrued property taxes	125	(101)
Due to affiliates	--	(1,128)
Other liabilities	94	(153)
Net cash provided by operating activities	1,415	627

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	22,337
Insurance proceeds received	--	664
Property improvements and replacements	(308)	(1,125)
Net cash (used in) provided by investing activities	(308)	21,876

Cash flows from financing activities:
Distributions to partners	(3,969)	(7,004)
Payments on mortgage notes payable	--	(462)
Repayment of mortgage notes payable	--	(33,710)
Loan costs refunded (paid)	11	(353)
Prepayment penalty	--	(1)
Proceeds from mortgage notes payable	--	24,425
Advances from affiliate	--	497
Repayment of advances from affiliate	--	(3,250)
Net cash used in financing activities	(3,958)	(19,858)

Net (decrease) increase in cash and cash equivalents	(2,851)	2,645
Cash and cash equivalents at beginning of year	3,071	426
Cash and cash equivalents at end of year	$ 220	$ 3,071

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 108	$ 1,286

At December 31, 2007, accounts payable included approximately $660,000 of property improvements and replacements, which are included in property improvements and replacements for the year ended December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note A – Organization and Summary of Significant Accounting Policies

Organization: Oxford Residential Properties I Limited Partnership (the "Partnership" or "Registrant") was formed on January 19, 1984, to acquire, own and operate residential properties. The General Partners of the Partnership are Oxford Residential Properties I Corporation and Oxford Fund I Limited Partnership. Oxford Residential Properties I Corporation serves as the managing general partner (the "Managing General Partner") and Oxford Fund I Limited Partnership serves as the Associated General Partner. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2027 unless terminated prior to such date. The Partnership operates one apartment property located in Michigan.

On April 24, 2008, the Partnership Agreement was amended to merge Oxford Residential Properties I Limited Partnership into Oxford Residential Properties I Limited Partnership, a Delaware limited partnership, with the Delaware limited partnership as the surviving entity.  The Partnership Agreement was also amended to allow for the establishment of a series of limited partnership units.

Basis of Presentation:  The accompanying consolidated statement of operations for the year ended December 31, 2008 reflects the operations of Raven Hill Apartments as income from discontinued operations due to its sale on September 30, 2008 (see Note G).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the year ended December 31, 2008 (in thousands):

Year Ended December 31,
2008

Revenues	$2,367
Expenses	(2,627)
Loss on early extinguishment of debt	(242)
Casualty gain	971
Income from discontinued operations	$ 469

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in Note A – Basis of Presentation he FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $144,000 and $2,986,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs:  Loan costs of approximately $93,000 and $104,000 at December 31, 2009 and 2008, less accumulated amortization of approximately $60,000 and $20,000, respectively, are included in other assets on the accompanying consolidated balance sheets. The loan costs are amortized over the term of the related loan agreement. The total amortization expense for the years ended December 31, 2009 and 2008 was approximately $40,000 and $349,000 and is included in interest expense and income from discontinued operations. Amortization expense is expected to be approximately $33,000 for 2010.

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

Investment Property:  Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2009 and 2008.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $78,000 and $131,000 for the years ended December 31, 2009 and 2008, respectively, are included in operating expense and income from discontinued operations.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short-term maturity of these instruments, which includes the mortgage encumbering Fairlane East Apartments.

Note B - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

Principal
	Principal Balance At		Stated		Balance
	December 31,		Interest	Maturity	Due At
Property	2009 2008		Rate	Date (1)	Maturity
	(in thousands)				(in thousands)

Fairlane East
Apartments	$10,200	$10,200	(1)	10/01/10	$10,200

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78%.  The rate at  December  31, 2009 was 1.02%.

On June 20, 2008, the Partnership refinanced the mortgage encumbering Fairlane East Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,442,000, with a new mortgage loan in the principal amount of $10,200,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists.The new mortgage requires monthly payments of interest only beginning on August 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $10,200,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.02% per annum at December 31, 2009) and resets monthly. The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the new mortgage were approximately $93,000. Loan costs associated with the previous mortgage were fully amortized. The Managing General Partner will either exercise its extension option or attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing. During the year ended December 31, 2009, the operating distribution preference level was met. Total property management fees of approximately $152,000 and $268,000 for the years ended December 31, 2009 and 2008, respectively, were charged to expense and are included in operating expense and income from discontinued operations. Property management fees of approximately $61,000 and $107,000 for the years ended December 31, 2009 and 2008, respectively, were deferred. During the years ended December 31, 2009 and 2008, the Partnership paid approximately $66,000 and $511,000, respectively, of deferred management fees from operations and proceeds from the sale of Raven Hill Apartments. The cumulative deferred management fees as of December 31, 2008 totaled approximately $10,000, and are included in other liabilities. At December 31, 2009, approximately $5,000 of property management fees were owed and are included in other liabilities.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $52,000 and $117,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $21,000 and $19,000, respectively.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 during the year ended December 31, 2008 to fund mortgage application fees and operations at both investment properties.  There were no such advances during the year ended December 31, 2009.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $124,000 for the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership repaid approximately $3,542,000 of advances and accrued interest from proceeds from the refinancing of the mortgages encumbering both investment properties. There were no outstanding advances due at December 31, 2009 or 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $102,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.50 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note D - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Fairlane East Apartments
Dearborn, Michigan	$ 10,200	$1,251	$11,159	$ 8,615

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life

Fairlane East Apartments
Dearborn, Michigan	$1,251	$19,774	$21,025	$13,732	1973	12/85	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$ 20,717	$ 38,010
Property improvements	308	465
Sale of investment property	--	(18,106)
Revision of estimate of
property	--	348
Balance at end of year	$ 21,025	$ 20,717

Accumulated Depreciation
Balance at beginning of year	$ 12,762	$ 20,652
Additions charged to expense	970	1,499
Sale of investment property	--	(9,587)
Revision of estimate of
property	--	198
Balance at end of year	$ 13,732	$ 12,762

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $20,358,000 and $20,058,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $17,265,000 and $16,742,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss)(in thousands, except per unit data):

	2009	2008
Net income as reported	$ 126	$13,684
Add (deduct):
Depreciation differences	447	450
Prepaid rent	13	(15)
Casualty gain	--	6
Gain on sale	--	7,783
Other	(32)	(51)

Federal taxable income	$ 554	$ 21,857

Federal taxable income per Assignee
unit	$ 22.96	$ 914.10

The tax basis of the Partnership's assets and liabilities is approximately $2,361,000 and $1,741,000 more than the assets and liabilities as reported in the consolidated financial statements at December 31, 2009 and 2008, respectively.

Note F – Casualty Event

During June 2007, Raven Hill Apartments incurred damages as a result of a fire. Total building damages were approximately $2,132,000, total clean up costs were approximately $807,000 and total lost rents were approximately $71,000.  Total insurance proceeds received were approximately $2,908,000, which included reimbursement of approximately $2,132,000 for building damages and $776,000 for clean up costs.  The Partnership recognized a total casualty gain of approximately $2,414,000, of which approximately $1,443,000 was recognized in the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $971,000 for the year ended December 31, 2008, which is included in income from discontinued operations.  In addition, the Partnership received approximately $71,000 during the year ended December 31, 2008 to cover lost rents, which was included in revenues in 2007.

In May 2009, Fairlane East Apartments sustained damages of approximately $47,000 as a result of a fire. Subsequent to December 31, 2009, the Partnership received insurance proceeds of approximately $37,000 to cover the damaged assets. The Partnership does not expect to record a loss from this event.

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

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007. Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management, finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Assignee Units (the “Units”) of the Partnership as of December 31, 2009.

Entity	Number of Units	Percentage

AIMCO/Bethesda Holdings
(an affiliate of AIMCO)	1,028.0	4.36%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	8,128.5	34.51%
ORP Acquisition Partners, L.P.
(an affiliate of AIMCO)	4,997.0	21.21%

AIMCO/Bethesda Holdings and ORP Acquisition Partners, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29601.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing. During the year ended December 31, 2009, the operating distribution preference level was met. Total property management fees of approximately $152,000 and $268,000 for the years ended December 31, 2009 and 2008, respectively, were charged to expense and are included in operating expense and income from discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. Property management fees of approximately $61,000 and $107,000 for the years ended December 31, 2009 and 2008, respectively, were deferred. During the years ended December 31, 2009 and 2008, the Partnership paid approximately $66,000 and $511,000, respectively, of deferred management fees from operations and proceeds from the sale of Raven Hill Apartments. The cumulative deferred management fees as of December 31, 2008 totaled approximately $10,000, and are included in other liabilities on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2009, approximately $5,000 of property management fees were owed and are included in other liabilities on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $52,000 and $117,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $21,000 and $19,000, respectively.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $497,000 during the year ended December 31, 2008 to fund mortgage application fees and operations at both investment properties.  There were no such advances during the year ended December 31, 2009.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $124,000 for the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership repaid approximately $3,542,000 of advances and accrued interest from proceeds from the refinancing of the mortgages encumbering both investment properties. There were no outstanding advances due at December 31, 2009 or 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $102,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.50 Assignee Units in the Partnership representing 60.08% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $39,000 and $54,000 for 2009 and 2008, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $22,000 for 2009 and 2008, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Partners' (Deficiency) Capital for the years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

      See Exhibit index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OxfordResidential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of	Date: March 29, 2010
Stephen B. Waters	Partnership Accounting

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