Form 10-Q
period 2010-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2010-05-14
CIK 744786

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 257	$ 220
Receivables and deposits	120	98
Other assets	91	72
Investment property:
Land	1,251	1,251
Buildings and related personal property	19,776	19,774
	21,027	21,025
Less accumulated depreciation	(13,952)	(13,732)
	7,075	7,293
	$ 7,543	$ 7,683
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 92	$ 38
Tenant security deposit liabilities	41	38
Accrued property taxes	136	148
Other liabilities (Note B)	192	220
Mortgage note payable	10,200	10,200
	10,661	10,644

Partners' (Deficiency) Capital
General partners	(2,233)	(2,215)
Assignor limited partner	1	1
Assignee unit holders (23,558 units outstanding)	(886)	(747)
	(3,118)	(2,961)
	$ 7,543	$ 7,683

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 690	$ 707
Other income	62	58
Total revenues	752	765

Expenses:
Operating	294	302
General and administrative	16	32
Depreciation	244	241
Interest	36	45
Property taxes	157	117
Total expenses	747	737

Casualty gain (Note C)	24	--
Net income	$ 29	$ 28

Net income allocated to general partners (2%)	$ 1	$ 1
Net income allocated to assignee unit holders (98%)	28	27
	$ 29	$ 28

Net income per Assignee Unit	$ 1.19	$ 1.15

Distributions per Assignee Unit	$ 7.09	$137.70

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

			Assignor	Assignee
	Assignee	General	Limited	Unit

Units

Partners

Partner

Holders

					Total

Partners' (deficiency)
capital at
December 31, 2009	23,558	$(2,215)	$ 1	$ (747)	$(2,961)

Distribution to partners	--	(19)	--	(167)	(186)

Net income for the three
months ended
March 31, 2010	--	1	--	28	29

Partners' (deficiency)
capital at
March 31, 2010	23,558	$(2,233)	$ 1	$ (886)	$(3,118)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$ 29	$ 28
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	244	241
Amortization of loan costs	10	14
Bad debt expense	19	12
Casualty gain	(24)	--
Changes in accounts:
Receivables and deposits	(41)	76
Other assets	(29)	(32)
Accounts payable	54	45
Tenant security deposit liabilities	3	(1)
Accrued property taxes	(12)	103
Other liabilities	(28)	(4)
Net cash provided by operating activities	225	482

Cash flows from investing activities:
Property improvements and replacements	(39)	(46)
Insurance proceeds received	37	--
Net cash used in investing activities	(2)	(46)

Cash flows used in financing activities:
Distributions to partners	(186)	(3,366)

Net increase (decrease) in cash and cash equivalents	37	(2,930)
Cash and cash equivalents at beginning of period	220	3,071

Cash and cash equivalents at end of period	$ 257	$ 141

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 26	$ 20

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing. During 2009, the operating distribution preference level was met. Total property management fees of approximately $40,000 and $42,000 for the three months ended March 31, 2010 and 2009, respectively, were charged to expense and are included in operating expense.  Property management fees of approximately $16,000 for the three months ended March 31, 2009 were deferred. During the three months ended March 31, 2009, the Partnership paid approximately $26,000 of deferred management fees from operations. As of March 31, 2010 and December 31, 2009, approximately $6,000 and $5,000 of property management fees were owed and are included in other liabilities.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $13,000 and $14,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $3,000, respectively. At March 31, 2010, approximately $7,000 of reimbursements were due to the Managing General Partner and are included in other liabilities.  There were no such reimbursements due at December 31, 2009.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C - Casualty Event

In May 2009, Fairlane East Apartments sustained damages of approximately $47,000 as a result of a fire. The Partnership recognized a casualty gain of approximately $24,000 during the three months ended March 31, 2010 as a result of the receipt of insurance proceeds of approximately $37,000, net of the write-off of undepreciated damaged assets of approximately $13,000. The Partnership does not expect to receive any additional insurance proceeds related to this casualty.

Note D – Fair Value of Financial Instruments

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

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Fairlane East Apartments (1)	97%	93%
Dearborn, Michigan

(1)            The Managing General Partner attributes the increase in occupancy at Fairlane East Apartments to competitive pricing and increased resident retention efforts.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2010 and 2009 was approximately $29,000 and $28,000, respectively. Net income remained relatively constant as the recognition of a casualty gain during 2010 was substantially offset by a decrease in total revenues and an increase in total expenses.

In May 2009, Fairlane East Apartments sustained damages of approximately $47,000 as a result of a fire. The Partnership recognized a casualty gain of approximately $24,000 during the three months ended March 31, 2010 as a result of the receipt of insurance proceeds of approximately $37,000, net of the write-off of undepreciated damaged assets of approximately $13,000. The Partnership does not expect to receive any additional insurance proceeds related to this casualty.

Total revenues decreased due to a decrease in rental income. Other income remained relatively constant for the comparable periods. Rental income decreased primarily due to a decrease in the average rental rate and an increase in bad debt expense, partially offset by an increase in occupancy at Fairlane East Apartments.

Total expenses increased due to an increase in property tax expense, partially offset by decreases in operating, interest and general and administrative expenses.  Depreciation expense remained relatively constant for the comparable periods.  Property tax expense increased primarily due to an increase in the assessed value of the property.  Operating expense decreased due to a decrease in advertising expense at Fairlane East Apartments. Interest expense decreased primarily due to a decrease in the variable interest rate on the mortgage encumbering Fairlane East Apartments.

General and administrative expenses decreased primarily due to a decrease in costs associated with the Partnership’s tax return. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $257,000, compared to approximately $220,000 at December 31, 2009.  Cash and cash equivalents increased approximately $37,000 due to approximately $225,000 of cash provided by operating activities, partially offset by approximately $186,000 and $2,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of a distribution to partners. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

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

During the three months ended March 31, 2010, the Partnership completed approximately $39,000 of capital improvements at Fairlane East Apartments, consisting primarily of floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fairlane East Apartments of approximately $10,200,000 was refinanced during 2008 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists under the Secured Credit Facility. The mortgage requires monthly payments of interest only through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $10,200,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.01% per annum at March 31, 2010) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. The Managing General Partner currently intends to refinance the Partnership’s mortgage indebtedness prior to its maturity on October 1, 2010 otherwise the term of the Secured Credit Facility will be extended. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

	Three Months Ended	Per Assignee	Three Months Ended	Per Assignee

	March 31, 2010	Unit	March 31, 2009	Unit
Operations	$ 186	$ 7.09	$ 1,072	$ 40.33
Sale (1)	--	--	2,252	95.59
Refinance (2)	--	--	42	1.78
	$ 186	$ 7.09	$ 3,366	$ 137.70

(1)   Proceeds from the September 2008 sale of Raven Hill Apartments.

(2)   Proceeds from the June 2008 refinancing of the mortgage encumbering Raven Hill Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.5 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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