Form 10-Q
period 2010-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2010-08-13
CIK 744786

iveUnited States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 118	$ 220
Receivables and deposits	135	98
Other assets	66	72
Investment property:
Land	1,251	1,251
Buildings and related personal property	19,845	19,774
	21,096	21,025
Less accumulated depreciation	(14,197)	(13,732)
	6,899	7,293
	$ 7,218	$ 7,683
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 35	$ 38
Tenant security deposit liabilities	41	38
Accrued property taxes	245	148
Other liabilities (Note B)	154	220
Mortgage note payable	10,200	10,200
	10,675	10,644

Partners' (Deficiency) Capital
General partners	(2,268)	(2,215)
Assignor limited partner	1	1
Assignee unit holders (23,558 units outstanding)	(1,190)	(747)
	(3,457)	(2,961)
	$ 7,218	$ 7,683

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 689	$ 725	$ 1,379	$ 1,432
Other income	57	62	119	120
Total revenues	746	787	1,498	1,552

Expenses:
Operating	303	269	597	571
General and administrative	33	37	49	69
Depreciation	245	242	489	483
Interest	37	42	73	87
Property taxes	117	124	274	241
Total expenses	735	714	1,482	1,451

Casualty gain (Note C)	--	--	24	--
Net income	$ 11	$ 73	$ 40	$ 101

Net income allocated to general
partners (2%)	$ --	$ 1	$ 1	$ 2
Net income allocated to assignee
unit holders (98%)	11	72	39	99
	$ 11	$ 73	$ 40	$ 101

Net income per Assignee Unit	$ 0.47	$ 3.06	$ 1.66	$ 4.20

Distributions per Assignee Unit	$ 13.37	$ 10.61	$ 20.46	$148.31

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF Changes in PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Assignee	General	Assignor	Assignee

Units

Partners

Limited

Unit

					Total
			Partner	Holders
Partners' (deficiency)
capital at December 31, 2009	23,558	$(2,215)	$ 1	$ (747)	$(2,961)

Distributions to partners	--	(54)	--	(482)	(536)

Net income for the six
months ended June 30, 2010	--	1	--	39	40

Partners' (deficiency)
capital at June 30, 2010	23,558	$(2,268)	$ 1	$(1,190)	$(3,457)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$ 40	$ 101
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	489	483
Amortization of loan costs	20	25
Casualty gain	(24)	--
Bad debt expense	34	16
Change in accounts:
Other assets	(14)	(35)
Receivables and deposits	(71)	69
Accounts payable	(17)	22
Accrued property taxes	97	230
Tenant security deposit liabilities	3	1
Other liabilities	(66)	(19)
Net cash provided by operating activities	491	893

Cash flows from investing activities:
Property improvements and replacements	(94)	(84)
Insurance proceeds received	37	--
Net cash used in investing activities	(57)	(84)

Cash flows from financing activities:
Distributions to partners	(536)	(3,644)
Loan costs refunded	--	11
Net cash used in financing activities	(536)	(3,633)

Net decrease in cash and cash equivalents	(102)	(2,824)
Cash and cash equivalents at beginning of period	220	3,071
Cash and cash equivalents at end of period	$ 118	$ 247

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 53	$ 53

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 14	$ 15

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing. During 2009, the operating distribution preference level was met. Total property management fees of approximately $75,000 and $78,000 for the six months ended June 30, 2010 and 2009, respectively, are included in operating expense.  Property management fees of approximately $31,000 for the six months ended June 30, 2009 were deferred. During the six months ended June 30, 2009, the Partnership paid approximately $36,000 of deferred management fees from operations. As of December 31, 2009, approximately $5,000 of property management fees were owed and are included in other liabilities. There were no property management fees due at June 30, 2010.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $24,000 and $21,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $4,000, respectively. At June 30, 2010, approximately $4,000 of reimbursements were due to the Managing General Partner and are included in other liabilities.  There were no such reimbursements due at December 31, 2009.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $32,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C - Casualty Event

In May 2009, Fairlane East Apartments sustained damages of approximately $47,000 as a result of a fire. The Partnership recognized a casualty gain of approximately $24,000 during the six months ended June 30, 2010 as a result of the receipt of insurance proceeds of approximately $37,000, net of the write-off of undepreciated damaged assets of approximately $13,000. The Partnership does not expect to receive any additional insurance proceeds related to this casualty.

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

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note F - Subsequent Event

The mortgage indebtedness encumbering Fairlane East Apartments of approximately $10,200,000 was refinanced during 2008 under and secured real estate credit facility (“Secured Credit Facility”), which has a maturity of October 1, 2010.  On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011.  In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $19,000 of which was allocated to the Partnership.  If the Partnership repays the mortgage loan encumbering Fairlane East Apartments prior to October 1, 2010, the extension fee of $19,000 will be refunded to the Partnership.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Fairlane East Apartments (1)	97%	93%
Dearborn, Michigan

(1)            The Managing General Partner attributes the increase in occupancy at Fairlane East Apartments to competitive pricing and an improvement in local economic conditions.

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2010 was approximately $11,000 and $40,000, compared to net income of approximately $73,000 and $101,000, respectively, for the corresponding periods in 2009. Net income decreased for the three months ended June 30, 2010 due to a decrease in total revenues and an increase in total expenses.  Net income decreased for the six months ended June 30, 2010 due to a decrease in total revenues and an increase in total expenses, partially offset by the recognition of a casualty gain in 2010.

In May 2009, Fairlane East Apartments sustained damages of approximately $47,000 as a result of a fire. The Partnership recognized a casualty gain of approximately $24,000 during the six months ended June 30, 2010 as a result of the receipt of insurance proceeds of approximately $37,000, net of the write-off of undepreciated damaged assets of approximately $13,000. The Partnership does not expect to receive any additional insurance proceeds related to this casualty.

Total revenues decreased for both periods due to a decrease in rental income. Other income remained relatively constant for both periods. Rental income decreased for both periods due to a decrease in the average rental rate and an increase in bad debt expense, partially offset by an increase in occupancy at Fairlane East Apartments.

Total expenses increased for the three months ended June 30, 2010 due to an increase in operating expenses, partially offset by decreases in interest and property tax expenses. General and administrative expenses remained relatively constant for the three months ended June 30, 2010. Total expenses increased for the six months ended June 30, 2010 due to increases in operating and property tax expenses, partially offset by decreases in interest and general and administrative expenses. Depreciation expense remained relatively constant for both periods. Operating expense increased for both periods primarily due to increases in contract maintenance expense at Fairlane East Apartments and the Michigan business tax, which is charged based on the property’s operations. Interest expense decreased for both periods primarily due to a decrease in the variable interest rate on the mortgage encumbering Fairlane East Apartments. Property tax expense decreased for the three months ended June 30, 2010 as the final 2009 tax bill was received and was lower than estimated. Property tax expense increased for the six months ended June 30, 2010 primarily due to an increase in the assessed value of the property.

General and administrative expenses decreased for the six months ended June 30, 2010 primarily due to a decrease in costs associated with the Partnership’s tax return.  Also included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $118,000, compared to approximately $220,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $102,000 due to approximately $536,000 and $57,000 of cash used in financing and investing activities, respectively, partially offset by approximately $491,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to partners.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

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

During the six months ended June 30, 2010, the Partnership completed approximately $108,000 of capital improvements at Fairlane East Apartments, consisting primarily of floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fairlane East Apartments of approximately $10,200,000 was refinanced during 2008 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company. The Secured Credit Facility had an original maturity date of October 1, 2010. AIMCO Properties, L.P. had the option to extend the Secured Credit Facility by two one-year extensions if no event of default existed under the Secured Credit Facility. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. The mortgage requires monthly payments of interest only through the October 1, 2011 maturity date, at which date the entire principal balance of approximately $10,200,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.13% per annum at June 30, 2010) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. The Managing General Partner is currently working to refinance the Partnership’s mortgage indebtedness. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

	Six Months Ended	Per Assignee	Six Months Ended	Per Assignee

	June 30, 2010	Unit	June 30, 2009	Unit
Operations	$ 536	$ 20.46	$ 1,350	$ 50.94
Sale (1)	--	--	2,252	95.59
Refinance (2)	--	--	42	1.78
	$ 536	$ 20.46	$ 3,644	$ 148.31

(1)   Proceeds from the September 2008 sale of Raven Hill Apartments.

(2)   Proceeds from the June 2008 refinancing of the mortgage encumbering Raven Hill Apartments.

Subsequent to June 30, 2010, the Partnership distributed approximately $170,000 to the partners (approximately $153,000 to the limited partners or $6.49 per Assignee Unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.5 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at June 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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