Form 10-Q
period 2010-09-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2010-11-12
CIK 744786

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 90	$ 220
Receivables and deposits	145	98
Other assets	56	72
Investment property:
Land	1,251	1,251
Buildings and related personal property	19,961	19,774
	21,212	21,025
Less accumulated depreciation	(14,438)	(13,732)
	6,774	7,293
	$ 7,065	$ 7,683
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 66	$ 38
Tenant security deposit liabilities	43	38
Accrued property taxes	209	148
Other liabilities (Note B)	163	220
Mortgage note payable (Note E)	10,200	10,200
	10,681	10,644

Partners' (Deficiency) Capital
General partners	(2,284)	(2,215)
Assignor limited partner	1	1
Assignee unit holders (23,558 units outstanding)	(1,333)	(747)
	(3,616)	(2,961)
	$ 7,065	$ 7,683

Note:   The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Rental income	$ 699	$ 722	$ 2,078	$ 2,154
Other income	69	66	188	186
Total revenues	768	788	2,266	2,340

Expenses:
Operating	333	334	930	905
General and administrative	23	21	72	90
Depreciation	241	242	730	725
Interest	39	33	112	120
Property taxes	121	125	395	366
Total expenses	757	755	2,239	2,206

Casualty gain (Note C)	--	--	24	--

Net income	$ 11	$ 33	$ 51	$ 134

Net income allocated to general
partners (2%)	$ --	$ 1	$ 1	$ 3
Net income allocated to Assignee
Unit holders (98%)	11	32	50	131

	$ 11	$ 33	$ 51	$ 134

Net income per Assignee Unit	$ 0.47	$ 1.36	$ 2.12	$ 5.56

Distributions per Assignee Unit	$ 6.54	$ 9.77	$ 27.00	$ 158.08

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF Changes in PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Assignee	General	Assignor	Assignee

Units

Partners

Limited

Unit

					Total
			Partner	Holders
Partners' (deficiency)
capital at December 31, 2009	23,558	$(2,215)	$ 1	$ (747)	$(2,961)

Distributions to partners	--	(70)	--	(636)	(706)

Net income for the nine
months ended September 30, 2010	--	1	--	50	51

Partners' (deficiency)
capital at September 30, 2010	23,558	$(2,284)	$ 1	$(1,333)	$(3,616)

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 51	$ 134
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	730	725
Amortization of loan costs	30	30
Casualty gain	(24)	--
Change in accounts:
Receivables and deposits	(47)	59
Other assets	5	(18)
Accounts payable	15	(16)
Tenant security deposit liabilities	5	3
Accrued property taxes	61	204
Other liabilities	(57)	4
Net cash provided by operating activities	769	1,125

Cash flows from investing activities:
Property improvements and replacements	(211)	(192)
Insurance proceeds received	37	--
Net cash used in investing activities	(174)	(192)

Cash flows from financing activities:
Loan costs (paid) refunded	(19)	11
Distributions to partners	(706)	(3,899)
Advance from affiliate	19	--
Repayment of advance from affiliate	(19)	--
Net cash used in financing activities	(725)	(3,888)

Net decrease in cash and cash equivalents	(130)	(2,955)
Cash and cash equivalents at beginning of period	220	3,071

Cash and cash equivalents at end of period	$ 90	$ 116

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 82	$ 81

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 13	$ 11

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oxford Residential Properties I Limited Partnership (the "Partnership" or "ORP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Oxford Residential Properties I Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. However, 40% of this fee is subordinated until certain operating distribution preference levels to the Assignee Unit Holders are achieved or the Partnership distributes proceeds from a sale or refinancing. During 2009, the operating distribution preference level was met. Total property management fees of approximately $113,000 and $117,000 for the nine months ended September 30, 2010 and 2009, respectively, are included in operating expense.  Property management fees of approximately $47,000 for the nine months ended September 30, 2009 were originally deferred but then paid from operations during the nine months ended September 30, 2009. As of December 31, 2009, approximately $5,000 of property management fees were owed and are included in other liabilities. There were no property management fees due at September 30, 2010.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $42,000 and $33,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $17,000 and $9,000, respectively.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $19,000 during the nine months ended September 30, 2010 to fund a mortgage extension fee at Fairlane East Apartments. There were no such advances during the nine months ended September 30, 2009.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advance bore interest at the prime rate plus 2%. Interest expense was less than $1,000 for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Partnership repaid this advance. There were no outstanding advances due at September 30, 2010 or December 31, 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $32,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C - Casualty Event

In May 2009, Fairlane East Apartments sustained damages of approximately $47,000 as a result of a fire. The Partnership recognized a casualty gain of approximately $24,000 during the nine months ended September 30, 2010 as a result of the receipt of insurance proceeds of approximately $37,000, net of the write-off of undepreciated damaged assets of approximately $13,000. The Partnership does not expect to receive any additional insurance proceeds related to this casualty.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At September 30, 2010, the fair value of the Partnership's variable rate mortgage note payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Mortgage Note Payable

The mortgage indebtedness encumbering Fairlane East Apartments of approximately $10,200,000 was refinanced during 2008 under a secured real estate credit facility (“Secured Credit Facility”), which had a maturity of October 1, 2010.  On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011.  In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $19,000 of which was allocated to the Partnership. This amount was capitalized and is included in other assets.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note G – Subsequent Event

On October 11, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Fairlane East Apartments. The sale is projected to close during December 2010 for approximately $13,950,000. The Partnership determined that certain held for sale criteria have not been met at September 30, 2010 and therefore continues to report the assets and liabilities of Fairlane East Apartments as held for investment and its operations as continuing operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Fairlane East Apartments (1)	97%	94%
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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2010 was approximately $11,000 and $51,000, respectively, compared to net income of approximately $33,000 and $134,000, respectively, for the corresponding periods in 2009. Net income decreased for the three months ended September 30, 2010 due to a decrease in total revenues. Net income decreased for the nine months ended September 30, 2010 due to a decrease in total revenues and an increase in total expenses, partially offset by the recognition of a casualty gain in 2010.

Total revenues decreased for both periods due to a decrease in rental income. Other income remained relatively constant for both periods. Rental income decreased for both periods due to a decrease in the average rental rate, partially offset by an increase in occupancy at Fairlane East Apartments. Also contributing to the decrease in rental income for the nine months ended September 30, 2010 was an increase in bad debt expense at the property.

Total expenses remained relatively constant for the three months ended September 30, 2010, as operating, general and administrative, depreciation, interest and property tax expenses remained relatively constant. Total expenses increased for the nine months ended September 30, 2010 due to increases in operating and property tax expenses, partially offset by decreases in interest and general and administrative expenses. Depreciation expense remained relatively constant for the nine months ended September 30, 2010. Operating expenses increased for the nine months ended September 30, 2010 due to an increase in contract services at Fairlane East Apartments  and the Michigan business tax, which is charged based on the property’s operations, partially offset by a decrease in advertising expenses at the property. Property tax expense increased for the nine months ended September 30, 2010 primarily due to an increase in the assessed value of the property. Interest expense decreased for the nine months ended September 30, 2010 primarily due to a decrease in the variable interest rate on the mortgage encumbering Fairlane East Apartments.

General and administrative expenses decreased for the nine months ended September 30, 2010 primarily due to a decrease in costs associated with the Partnership’s tax return.  Also included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In May 2009, Fairlane East Apartments sustained damages of approximately $47,000 as a result of a fire. The Partnership recognized a casualty gain of approximately $24,000 during the nine months ended September 30, 2010 as a result of the receipt of insurance proceeds of approximately $37,000, net of the write-off of undepreciated damaged assets of approximately $13,000. The Partnership does not expect to receive any additional insurance proceeds related to this casualty.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $90,000, compared to approximately $220,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $130,000 due to approximately $725,000 and $174,000 of cash used in financing and investing activities, respectively, partially offset by approximately $769,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to partners, the repayment of an advance from an affiliate of the Managing General Partner and loan costs paid, partially offset by an advance from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $19,000 during the nine months ended September 30, 2010 to fund a mortgage extension fee at Fairlane East Apartments.  There were no such advances during the nine months ended September 30, 2009.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advance bore interest at the prime rate plus 2%. Interest expense was less than $1,000 for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Partnership repaid this advance. There were no outstanding advances due at September 30, 2010 or December 31, 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2010, the Partnership completed approximately $224,000 of capital improvements at Fairlane East Apartments, consisting primarily of electrical, fire safety and air conditioning upgrades, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fairlane East Apartments of approximately $10,200,000 was refinanced during 2008 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company. The Secured Credit Facility had an original maturity date of October 1, 2010. AIMCO Properties, L.P. had the option to extend the Secured Credit Facility by two one-year extensions if no event of default existed under the Secured Credit Facility. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. The mortgage requires monthly payments of interest only through the October 1, 2011 maturity date, at which date the entire principal balance of approximately $10,200,000 is due.  In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $19,000 of which was allocated to the Partnership, which has been capitalized and is included in other assets. The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.04% per annum at September 30, 2010) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. The Managing General Partner will attempt to refinance the mortgage encumbering the property and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

	Nine Months Ended	Per Assignee	Nine Months Ended	Per Assignee

	September 30, 2010	Unit	September 30, 2009	Unit
Operations	$ 706	$ 27.00	$ 1,605	$ 60.71
Sale (1)	--	--	2,252	95.59
Refinance (2)	--	--	42	1.78
	$ 706	$ 27.00	$ 3,899	$ 158.08

(1)   Proceeds from the September 2008 sale of Raven Hill Apartments.

(2)   Proceeds from the September 2008 refinancing of the mortgage encumbering Raven Hill Apartments.

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

On October 11, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Fairlane East Apartments. The sale is projected to close during December 2010 for approximately $13,950,000. The Partnership determined that certain held for sale criteria have not been met at September 30, 2010 and therefore continues to report the assets and liabilities of Fairlane East Apartments as held for investment and its operations as continuing operations.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.5 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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

10.22       Purchase and Sale Contract between ORP One LLC, a Maryland limited liability company, and TMF I Fairlane, LLC, a Delaware limited liability company, dated October 11, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2010).

10.23       First Amendment to Purchase and Sale Contract between ORP ONE LLC, a Maryland limited liability company, and TMF I Fairlane, LLC, a Delaware limited liability company, dated November 10, 2010 (incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 2010).

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