Form 10-K
period 2010-12-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2011-03-28
CIK 744786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership was engaged in the business of operating and holding real estate properties for investment. In 1984, during its acquisition phase, the Partnership acquired four existing apartment properties. During the year ended December 31, 2010, the Partnership sold its remaining property, Fairlane East Apartments, to a third party.

As of December 31, 2010, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property in December 2010. The Managing General Partner estimates that the liquidation process will be completed by December 31, 2011. Because the success in realization of assets and settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the years ended December 31, 2010 and 2009.

A further description of the Partnership’s business is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Item 2.     Property

On December 13, 2010, the Partnership sold its sole investment property, Fairlane East Apartments, to a third party for a gross sale price of $13,950,000. The net proceeds realized by the Partnership were approximately $13,625,000 after payment of closing costs of approximately $325,000. The Partnership used approximately $10,200,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $6,768,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt of approximately $14,000 due to the write-off of unamortized loan costs.

Capital Improvements

During the year ended December 31, 2010, the Partnership completed approximately $285,000 of capital improvements at Fairlane East Apartments, consisting primarily of electrical, fire safety and air conditioning upgrades, floor covering replacement and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership sold Fairlane East Apartments to a third party on December 13, 2010.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay approximately $16,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement.  These attorneys’ fees have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership originally issued 25,714 Assignee Units (the “Units”) and through December 31, 2010, had redeemed a total of 2,156 Assignee Units, ranging in price from $332 to $600 per Unit. As of December 31, 2010, there were 641 holders of record owning an aggregate of 23,558 Units outstanding. Affiliates of the Managing General Partner owned 14,153.50 Units in the Partnership representing 60.08% of the outstanding Units at December 31, 2010. There is currently no established public market in which the Units are traded, and it is not anticipated that a public market will develop.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee

	December 31, 2010	Unit	December 31, 2009	Unit

Operations	$ 706	$ 27.00	$ 1,675	$ 63.38
Sale (1)	2,484	92.49	2,252	95.59
Refinance (2)	--	--	42	1.78
	$ 3,190	$119.49	$ 3,969	$160.75

(1)   Proceeds from the December 2010 sale of Fairlane East Apartments and the September 2008 sale of Raven Hill Apartments.

(2)   Proceeds from the June 2008 refinancing of the mortgage encumbering Raven Hill

      Apartments.

For 2010, the distribution payable of approximately $48,000 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain Unit holders in connection with the sale of Fairlane East Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.50 Units in the Partnership representing 60.08% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2010, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Fairlane East Apartments, on December 13, 2010. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $6,620,000 and $126,000 for the years ended December 31, 2010 and 2009, respectively. The increase in net income is due to the gain from sale of discontinued operations in 2010, partially offset by a decrease in income from discontinued operations.

On December 13, 2010, the Partnership sold its sole investment property, Fairlane East Apartments, to a third party for a gross sale price of $13,950,000. The net proceeds realized by the Partnership were approximately $13,625,000 after payment of closing costs of approximately $325,000. The Partnership used approximately $10,200,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $6,768,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt, which is included in interest expense, of approximately $14,000 due to the write-off of unamortized loan costs.

Excluding the impact of the gain from sale of discontinued operations in 2010, the Partnership’s loss from discontinued operations for the year ended December 31, 2010 was approximately $148,000 compared to income from discontinued operations of approximately $126,000 for the year ended December 31, 2009. Income from discontinued operations decreased due to a decrease in total revenues and an increase in total expenses, partially offset by the recognition of a casualty gain in 2010. The decrease in total revenues is due to decreases in both rental and other income. The decreases in both rental and other income is primarily due to the sale of the Partnership’s only investment property on December 13, 2010. The decrease in other income is also due to a decrease in lease cancellation fees at the property.

Excluding the decrease in depreciation expense as a result of the sale of the Partnership’s only investment property on December 13, 2010, total expenses increased as a result of increases in general and administrative and property tax expenses. The increase in property tax expense is primarily due to an increase in the assessed value of the property.

The increase in general and administrative expenses is primarily due to the write off of costs associated with the cancelled refinancing of the mortgage encumbering Fairlane East Apartments. Also included in general and administrative expenses for the years ended December 31, 2010 and 2009 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In May 2009, Fairlane East Apartments sustained damages of approximately $47,000 as a result of a fire. The Partnership recognized a casualty gain of approximately $24,000 during the year ended December 31, 2010 as a result of the receipt of insurance proceeds of approximately $37,000, net of the write-off of undepreciated damaged assets of approximately $13,000. The Partnership does not expect to receive any additional insurance proceeds related to this casualty.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2011 due to the sale of its remaining investment property (see “Note A – Basis of Presentation” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”).

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $1,117,000, compared to approximately $220,000 at December 31, 2009. Cash and cash equivalents increased approximately $897,000 due to approximately $13,377,000 and $881,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $13,361,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Fairlane East Apartments and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage encumbering Fairlane East Apartments, distributions to partners, loan costs paid and repayment of an advance from an affiliate of the Managing General Partner, partially offset by an advance received from an affiliate of the Managing General Partner.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2010 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at December 31, 2010, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $60,000, which is included in the Consolidated Statements of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee

	December 31, 2010	Unit	December 31, 2009	Unit

Operations	$ 706	$ 27.00	$ 1,675	$ 63.38
Sale (1)	2,484	92.49	2,252	95.59
Refinance (2)	--	--	42	1.78
	$ 3,190	$119.49	$ 3,969	$160.75

(1)   Proceeds from the December 2010 sale of Fairlane East Apartments and the September 2008 sale of Raven Hill Apartments.

(2)   Proceeds from the June 2008 refinancing of the mortgage encumbering Raven Hill

      Apartments.

For 2010, the distribution payable of approximately $48,000 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain Unit holders in connection with the sale of Fairlane East Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and consolidated financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property.  These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might have adversely affected apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing.  Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 8.     Financial Statements and Supplementary Data

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets in Liquidation - December 31, 2010

      Consolidated Balance Sheet - December 31, 2009

Consolidated Statements of Discontinued Operations – Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation – Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2010 and 2009

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Oxford Residential Properties I Limited Partnership

We have audited the consolidated statement of net assets in liquidation of Oxford Residential Properties I Limited Partnership as of December 31, 2010, the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of discontinued operations, changes in partners’ (deficiency) capital/net assets in liquidation and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the consolidated financial statements, on December 31, 2010 the Managing General Partner of Oxford Residential Properties I Limited Partnership decided to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of December 31, 2010 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Oxford Residential Properties I Limited Partnership as of December 31, 2010, the consolidated financial position at December 31, 2009, and the consolidated results of its discontinued operations and its cash flows each of the two years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/Ernst & Young LLP

Greenville, South Carolina

March 28, 2011

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(Liquidation Basis)
(in thousands)

December 31, 2010

Assets
Cash and cash equivalents	$ 1,117
Receivables	36
1,153

Liabilities
Accounts payable	87
Other liabilities	119
Taxes payable (Note E)	430
Distributions payable (Note H)	48
Estimated costs to liquidate (Note C)	60
744

Net assets in liquidation	$ 409

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

December 31, 2009

Assets Held for Sale:
Cash and cash equivalents	$ 220
Receivables and deposits	98
Other assets	72
Investment property (Note G):
Land	1,251
Buildings and related personal property	19,774
21,025
Less accumulated depreciation	(13,732)
7,293
$ 7,683
Liabilities and Partners' (Deficiency) Capital
Liabilities related to assets held for sale:
Accounts payable	$ 38
Tenant security deposit liabilities	38
Accrued property taxes	148
Other liabilities	220
Mortgage note payable (Note I)	10,200
10,644
Partners' (Deficiency) Capital
General partner	(2,215)
Assignor limited partner	1
Assignee unit holders	(747)
(2,961)
$ 7,683

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2010	2009
Loss from continuing operations	$ --	$ --
(Loss) income from discontinued operations:
Revenues:
Rental income	2,626	2,836
Other income	219	255
Total revenues	2,845	3,091

Expenses:
Operating	1,288	1,292
General and administrative	190	116
Depreciation	890	970
Interest	157	157
Property taxes	492	430
Total expenses	3,017	2,965

Casualty gain (Note F)	24	--

(Loss) income from discontinued operations	(148)	126
Gain from sale of discontinued operations (Note G)	6,768	--
Net income (Note E)	$ 6,620	$ 126

Net income allocated to general partners	$ 2,695	$ 3
Net income allocated to assignor limited partner	1	--
Net income allocated to assignee unit holders	3,924	123
	$ 6,620	$ 126
Per Assignee Unit:
(Loss) income from discontinued operations	$ (6.16)	$ 5.22
Gain from sale of discontinued operations	172.73	--
Net income	$166.57	$ 5.22

Distributions per Assignee Unit	$119.49	$160.75

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION
(in thousands, except unit data)

			Assignor	Assignee
	Assignee	General	Limited	Unit

Units

Partners

Partner

Holders

					Total

Partners' (deficiency)
capital at
December 31, 2008	23,558	$(2,036)	$ 1	$ 2,917	$ 882

Distributions to partners	--	(182)	--	(3,787)	(3,969)

Net income for the year
ended December 31, 2009	--	3	--	123	126

Partners' (deficiency)
capital at
December 31, 2009	23,558	(2,215)	1	(747)	(2,961)

Distributions to partners	--	(374)	(1)	(2,815)	(3,190)

Net income for the year
ended December 31, 2010	--	2,695	1	3,924	6,620

Partners' capital at
December 31, 2010	23,558	$ 106	$ 1	$ 362	$ 469

Adjustment to liquidation
basis (Notes A and C)					(60)

Net assets in liquidation
at December 31, 2010					$ 409

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$ 6,620	$ 126
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	890	970
Amortization of loan costs	38	40
Gain from sale of discontinued operations	(6,768)	--
Casualty gain	(24)	--
Loss on early extinguishment of debt	14	--
Changes in assets and liabilities:
Receivables and deposits	62	70
Other assets	39	5
Accounts payable	49	(19)
Tenant security deposit liabilities	(38)	4
Accrued property taxes	106	125
Taxes payable	(45)	68
Other liabilities	(62)	26
Net cash provided by operating activities	881	1,415

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	13,625	--
Insurance proceeds received	37	--
Property improvements and replacements	(285)	(308)
Net cash provided by (used in) investing activities	13,377	(308)

Cash flows from financing activities:
Distributions to partners	(3,142)	(3,969)
Repayment of mortgage notes payable	(10,200)	--
Loan costs (paid) refunded	(19)	11
Advance from affiliate	19	--
Repayment of advance from affiliate	(19)	--
Net cash used in financing activities	(13,361)	(3,958)

Net increase (decrease) in cash and cash equivalents	897	(2,851)
Cash and cash equivalents at beginning of year	220	3,071
Cash and cash equivalents at end of year	$ 1,117	$ 220

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 113	$ 108

Supplemental disclosure of non-cash activity:
Distribution payable to assignee unit holders	$ 48	$ --

See Accompanying Notes to Consolidated Financial Statements

OXFORDRESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note A - Basis of Presentation

As of December 31, 2010, Oxford Residential Properties I Limited Partnership (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note G – Disposition of Investment Property”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2010 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the managing general partner’s estimates as of the date of the consolidated financial statements.

Oxford Residential Properties I Corporation (the “Managing General Partner”) estimates that the liquidation process will be completed by December 31, 2011.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying consolidated statements of discontinued operations for the years ended December 31, 2010 and 2009 reflect the operations of Fairlane East Apartments as (loss) income from discontinued operations and the consolidated balance sheet as of December 31, 2009 reflects the assets and liabilities as held for sale as a result of the property’s sale to a third party on December 13, 2010 (as discussed in “Note G”).

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Note B – Organization and Summary of Significant Accounting Policies

Organization: The Partnership was formed on January 19, 1984, to acquire, own and operate residential properties. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2027 unless terminated prior to such date.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,104,000 and $144,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation:  Depreciation was provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method was used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs:  Loan costs of approximately $93,000, less accumulated amortization of approximately $60,000, were included in other assets at December 31, 2009. The loan costs were being amortized over the term of the related loan agreement. The total amortization expense for the years ended December 31, 2010 and 2009 was approximately $38,000 and $40,000 and is included in interest expense. During the year ended December 31, 2010, loan costs of approximately $112,000 and accumulated amortization of approximately $98,000 were written off in connection with the sale of the property resulting in a loss on early extinguishment of debt of approximately $14,000.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts were deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership required security deposits from lessees for the duration of the lease. Deposits were refunded when the tenant vacated, provided the tenant had not damaged the space and was current on rental payments.

Leases:  The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Partners' Capital: The Limited Partnership Agreement ("Agreement") provides that income and losses from operations for both financial and tax reporting purposes shall be allocated 98% to the Assignee Unit Holders and 2% to the General Partners. The Agreement provides that gain from the sale of the final investment property is allocated first to clear any negative capital accounts, then to the partners in the same proportion and to the same extent as the partners received distributions of sale proceeds. To the extent that the gain exceeds the distribution, the excess shall be allocated 85% to the Assignee Unit holders, 14.995% to the General Partner and .005% to the Assignor Limited Partner. For financial reporting purposes, the net income per assignee unit (“Assignee Unit") has been calculated by dividing the portion of the Partnership's net income allocable to Assignee Unit Holders by the weighted average of Assignee Units outstanding. In all computations of earnings per Assignee Unit, the weighted average of Assignee Units outstanding during the period constitutes the basis for the net income amounts per Assignee Unit on the consolidated statements of discontinued operations.

Investment Property:  Investment property consisted of one apartment complex and was stated at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. The Partnership capitalized costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. The Partnership capitalized interest, property taxes and insurance during periods in which redevelopment and construction projects were in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2010 and 2009. Capitalized costs were depreciated over the estimated useful life of the asset. The Partnership charged to expense as incurred costs that did not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ended December 31, 2010 and 2009.

Segment Reporting: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising: The Partnership expensed the costs of advertising as incurred.  Advertising costs of approximately $45,000 and $78,000 for the years ended December 31, 2010 and 2009, respectively, are included in operating expense.

Note C – Adjustment to Liquidation Basis of Accounting

At December 31, 2010, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $60,000, which is included in the Consolidated Statements of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. However, 40% of this fee was subordinated until certain operating distribution preference levels to the Assignee Unit Holders were achieved or the Partnership distributed proceeds from a sale or refinancing. During 2009, the operating distribution preference level was met. Total property management fees of approximately $150,000 and $152,000 for the years ended December 31, 2010 and 2009, respectively, are included in operating expense. As of December 31, 2009, approximately $5,000 of property management fees were owed and are included in other liabilities. There were no property management fees owed at December 31, 2010.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $65,000 and $52,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $25,000 and $21,000, respectively.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $19,000 during the year ended December 31, 2010 to fund a mortgage extension fee at Fairlane East Apartments. There were no such advances during the year December 31, 2009.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advance bore interest at the prime rate plus 2%. Interest expense was less than $1,000 for the year ended December 31, 2010. During the year ended December 31, 2010, the Partnership repaid this advance. There were no outstanding advances due at December 31, 2010 or 2009.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $52,000 and $45,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.50 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The Partnership adopted the liquidation basis of accounting effective December 31, 2010.

The following is a reconciliation of reported net income and Federal taxable income for the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	2010	2009

Net income as reported	$ 6,620	$ 126
Add (deduct):
Depreciation differences	503	447
Prepaid rent	(34)	13
Other	667	(32)
Federal taxable income	$ 7,756	$ 554

Federal taxable income per Assignee Unit	$184.67	$ 22.96

The tax basis of the Partnership's assets and liabilities is approximately $2,361,000 more than the assets and liabilities as reported in the consolidated financial statements at December 31, 2009.

The Partnership was subject to Michigan income taxes as a result of the Partnership’s former property, Fairlane East Apartments, being located in the state of Michigan.  The Partnership recorded a deferred tax liability of approximately $8,000 at December 31, 2009 as a result of the Michigan income tax requirements, which is classified in other liabilities. During the year ended December 31, 2010, as a result of the sale of Fairlane East Apartments, the Partnership recorded a deferred tax benefit of approximately $8,000, which is reflected as a reduction of operating expenses. In addition, the Partnership recognized current tax expense of approximately $400,000, of which approximately $372,000 is reflected as a reduction of gain from sale of discontinued operations and approximately $28,000 is reflected in operating expenses. The corresponding liability is included in taxes payable at December 31, 2010. The Partnership’s deferred tax liability at December 31, 2009 consisted primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership consolidates a wholly owned corporation, ORP Corporation I, which has recorded an accrual for the estimated $30,000 due in conjunction with the 2010 sale of Fairlane East Apartments. The estimated taxes reduced the gain from the sale.

Note F – Casualty Event

In May 2009, Fairlane East Apartments sustained damages of approximately $47,000 as a result of a fire. The Partnership recognized a casualty gain of approximately $24,000 during the year ended December 31, 2010 as a result of the receipt of insurance proceeds of approximately $37,000, net of the write-off of undepreciated damaged assets of approximately $13,000. The Partnership does not expect to receive any additional insurance proceeds related to this casualty.

Note G – Disposition of Investment Property

On December 13, 2010, the Partnership sold its sole investment property, Fairlane East Apartments, to a third party for a gross sale price of $13,950,000. The net proceeds realized by the Partnership were approximately $13,625,000 after payment of closing costs of approximately $325,000. The Partnership used approximately $10,200,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $6,768,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt, which is included in interest expense, of approximately $14,000 due to the write-off of unamortized loan costs.

Note H – Distributions

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Assignee	Year Ended	Per Assignee

	December 31, 2010	Unit	December 31, 2009	Unit

Operations	$ 706	$ 27.00	$ 1,675	$ 63.38
Sale (1)	2,484	92.49	2,252	95.59
Refinance (2)	--	--	42	1.78
	$ 3,190	$119.49	$ 3,969	$160.75

(1)   Proceeds from the December 2010 sale of Fairlane East Apartments and the September 2008 sale of Raven Hill Apartments.

(2)   Proceeds from the June 2008 refinancing of the mortgage encumbering Raven Hill

      Apartments.

For 2010, the distribution payable of approximately $48,000 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain Unit holders in connection with the sale of Fairlane East Apartments.

Note I – Mortgage Note Payable

The mortgage indebtedness encumbering Fairlane East Apartments of approximately $10,200,000 was refinanced during 2008 under a secured real estate credit facility (“Secured Credit Facility”), which had a maturity of October 1, 2010.  On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011.  In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $19,000 of which was allocated to the Partnership. This amount was capitalized.

On December 13, 2010, the Partnership repaid the mortgage debt encumbering the property of approximately $10,200,000 in connection with the sale of the property (see “Note G”).

Note J – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay approximately $16,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement.  These attorneys’ fees have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its former property.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Managing General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Assignee Units (the “Units”) of the Partnership as of December 31, 2010.

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. However, 40% of this fee was subordinated until certain operating distribution preference levels to the Assignee Unit Holders were achieved or the Partnership distributeds proceeds from a sale or refinancing. During 2009, the operating distribution preference level was met. Total property management fees of approximately $150,000 and $152,000 for the years ended December 31, 2010 and 2009, respectively, are included in operating expense on the consolidated statements of discontinued operations included in “Item 8. Financial Statements and Supplementary Data”. As of December 31, 2009, approximately $5,000 of property management fees were owed and are included in other liabilities on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. There were no property management fees owed at December 31, 2010.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $65,000 and $52,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $25,000 and $21,000, respectively.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $19,000 during the year ended December 31, 2010 to fund a mortgage extension fee at Fairlane East Apartments. There were no such advances during the year December 31, 2009.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advance bore interest at the prime rate plus 2%. Interest expense was less than $1,000 for the year ended December 31, 2010. During the year ended December 31, 2010, the Partnership repaid this advance. There were no outstanding advances due at December 31, 2010 or 2009. For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $52,000 and $45,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.50 Units in the Partnership representing 60.08% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $39,000 for 2010 and 2009, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $12,000 and $8,000 for 2010 and 2009, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Statement of Net Assets in Liquidation - December 31, 2010.

      Consolidated Balance Sheet - December 31, 2009.

Consolidated Statements of Discontinued Operations – Years ended December 31, 2010 and 2009.

Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation – Years ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

Notes to Consolidated Financial Statements.

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

Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 28, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 28, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of	Date: March 28, 2011
Stephen B. Waters	Partnership Accounting

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

10.23       First Amendment to Purchase and Sale Contract between ORP ONE LLC, a Maryland limited liability company, and TMF I Fairlane, LLC, a Delaware limited liability company, dated November 10, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 10, 2010).

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