Form 10-Q
period 2011-03-31
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2011-05-13
CIK 744786

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

 (in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 901	$ 1,117
Receivables	16	36
	917	1,153

Liabilities
Accounts payable	--	87
Other liabilities	--	119
Taxes payable (Note E)	400	430
Distribution payable (Note F)	48	48
Estimated costs to liquidate (Note B)	35	60
	483	744

Net assets in liquidation	$ 434	$ 409

Note: The consolidated statement of net assets in liquidation at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(Liquidation Basis)

(in thousands)

For the Three Months Ended March 31, 2011

Net assets in liquidation at January 1, 2011	$ 409

Write off of uncollectible receivables	(11)

Write off of other liabilities	36

Net assets in liquidation at March 31, 2011	$ 434

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended March 31, 2010

Income from continuing operations	$ --
Income from discontinued operations:	--
Revenues:
Rental income	690
Other income	62
Total revenues	752

Expenses:
Operating	294
General and administrative	16
Depreciation	244
Interest	36
Property taxes	157
Total expenses	747

Casualty gain (Note D)	24
Net income	$ 29

Net income allocated to general partners (2%)	$ 1
Net income allocated to assignee unit holders (98%)	28
$ 29

Net income per Assignee Unit	$ 1.19

Distribution per Assignee Unit	$ 7.09

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three Months Ended March 31, 2010

Cash flows from operating activities:
Net income	$ 29
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	244
Amortization of loan costs	10
Bad debt expense	19
Casualty gain	(24)
Changes in accounts:
Receivables and deposits	(41)
Other assets	(29)
Accounts payable	54
Tenant security deposit liabilities	3
Accrued property taxes	(12)
Other liabilities	(28)
Net cash provided by operating activities	225

Cash flows from investing activities:
Property improvements and replacements	(39)
Insurance proceeds received	37
Net cash used in investing activities	(2)

Cash flows used in financing activities:
Distribution to partners	(186)

Net increase in cash and cash equivalents	37
Cash and cash equivalents at beginning of period	220

Cash and cash equivalents at end of period	$ 257

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 26

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of December 31, 2010, Oxford Residential Properties I Limited Partnership (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note E – Disposition of Investment Property”).

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

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The accompanying consolidated statement of discontinued operations for the three months ended March 31, 2010 reflects the operations of Fairlane East Apartments as income from discontinued operations as a result of the property’s sale to a third party on December 13, 2010.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

Note B – Adjustment to Liquidation Basis of Accounting

At December 31, 2010, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $60,000.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. Total property management fees of approximately $40,000 for the three months ended March 31, 2010 were charged to expense and were included in operating expense.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $13,000 for the three months ended March 31, 2010, which was included in general and administrative expenses and investment property for the three months ended March 31, 2010. The portion of these reimbursements included in investment property for the three months ended March 31, 2010 were construction management services provided by an affiliate of the Managing General Partner of approximately $5,000.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $52,000 for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Event

In May 2009, Fairlane East Apartments sustained damages of approximately $47,000 as a result of a fire. The Partnership recognized a casualty gain of approximately $24,000 during the three months ended March 31, 2010 as a result of the receipt of insurance proceeds of approximately $37,000, net of the write-off of undepreciated damaged assets of approximately $13,000.

Note E – Disposition of Investment Property

On December 13, 2010, the Partnership sold its sole investment property, Fairlane East Apartments, to a third party for a gross sale price of $13,950,000. The net proceeds realized by the Partnership were approximately $13,625,000 after payment of closing costs of approximately $325,000. The Partnership used approximately $10,200,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $6,768,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt of approximately $14,000 due to the write-off of unamortized loan costs. The Partnership also recorded approximately $372,000 in taxes payable to Michigan as a result of the sale, which is included in taxes payable at March 31, 2011 and December 31, 2010.

Note F – Distributions

The Partnership distributed the following amounts during the three months ended March 31, 2011 and 2010 (in thousands, except per unit data):

	Three Months Ended	Per Assignee	Three Months Ended	Per Assignee

	March 31, 2011	Unit	March 31, 2010	Unit
Operations	$ --	$ --	$ 186	$ 7.09

The distribution payable of approximately $48,000 at March 31, 2011 and December 31, 2010 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain Assignee Unit holders in connection with the sale of Fairlane East Apartments.

Note G – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

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

On December 13, 2010, the Partnership sold its sole investment property, Fairlane East Apartments, to a third party for a gross sale price of $13,950,000. The net proceeds realized by the Partnership were approximately $13,625,000 after payment of closing costs of approximately $325,000. The Partnership used approximately $10,200,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $6,768,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt of approximately $14,000 due to the write-off of unamortized loan costs. The Partnership also recorded approximately $372,000 in taxes payable to Michigan as a result of the sale, which is included in taxes payable at March 31, 2011 and December 31, 2010.

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

During the three months ended March 31, 2011, net assets in liquidation increased by approximately $25,000. The increase in net assets in liquidation is primarily due to the write off of other liabilities, partially offset by the write off of uncollectible receivables.

The consolidated statement of net assets in liquidation as of March 31, 2011 includes approximately $35,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2011. Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected liquidation period.

The Partnership distributed the following amounts during the three months ended March 31, 2011 and 2010 (in thousands, except per unit data):

	Three Months Ended	Per Assignee	Three Months Ended	Per Assignee

	March 31, 2011	Unit	March 31, 2010	Unit
Operations	$ --	$ --	$ 186	$ 7.09

The distribution payable of approximately $48,000 at March 31, 2011 and December 31, 2010 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain Assignee Unit holders in connection with the sale of Fairlane East Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,153.5 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at March 31, 2011.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: May 13, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2011	By: /s/Stephen B. Waters
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