Form 10-Q
period 2011-06-30
OXFORD RESIDENTIAL PROPERTIES I LTD PARTNERSHIP
filed 2011-08-12
CIK 744786

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

(Unaudited)

(Liquidation Basis)

(in thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 922	$ 1,117
Receivables	16	36
Total assets	938	1,153

Liabilities
Accounts payable	--	87
Other liabilities	--	119
Taxes payable	400	430
Distribution payable	48	48
Estimated costs to liquidate	18	60
Total liabilities	466	744

Net assets in liquidation	$ 472	$ 409

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(Liquidation Basis)

(in thousands)

Six Months Ended June 30, 2011

Net assets in liquidation at January 1, 2011	$ 409

Collection of real estate tax refund	41

Write off of uncollectible receivables	(11)

Payments of amounts not in accounts payable	(3)

Write off of other liabilities	36

Net assets in liquidation at June 30, 2011	$ 472

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Income from continuing operations	$ --	$ --
Income from discontinued operations:
Revenues:
Rental income	689	1,379
Other income	57	119
Total revenues	746	1,498

Expenses:
Operating	303	597
General and administrative	33	49
Depreciation	245	489
Interest	37	73
Property taxes	117	274
Total expenses	735	1,482

Casualty gain	--	24
Net income	$ 11	$ 40

Net income allocated to general partners (2%)	$ --	$ 1
Net income allocated to assignee unit holders (98%)	$ 11	$ 39

Net income per Assignee Unit	$ 0.47	$ 1.66

Distributions per Assignee Unit	$ 13.37	$ 20.46

See Accompanying Notes to Consolidated Financial Statements

OXFORD RESIDENTIAL PROPERTIES I LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

Six Months Ended June 30, 2010

Cash flows from operating activities:
Net income	$ 40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	489
Amortization of loan costs	20
Bad debt expense	34
Casualty gain	(24)
Changes in accounts:
Receivables and deposits	(71)
Other assets	(14)
Accounts payable	(17)
Tenant security deposit liabilities	3
Accrued property taxes	97
Other liabilities	(66)
Net cash provided by operating activities	491

Cash flows from investing activities:
Property improvements and replacements	(94)
Insurance proceeds received	37
Net cash used in investing activities	(57)

Cash flows used in financing activities:
Distributions to partners	(536)

Net decrease in cash and cash equivalents	(102)
Cash and cash equivalents at beginning of period	220

Cash and cash equivalents at end of period	$ 118

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 53

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 14

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

Oxford Residential Properties I Corporation (the “Managing General Partner”), a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust, estimates that the liquidation process will be completed by December 31, 2011.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

In the opinion of the Managing General Partner, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The consolidated statement of net assets in liquidation at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2010 reflect the operations of Fairlane East Apartments as income from discontinued operations as a result of the property’s sale to a third party on December 13, 2010.

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. Total property management fees of approximately $75,000 for the six months ended June 30, 2010 were charged to expense and were included in operating expense.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $24,000 for the six months ended June 30, 2010, which was included in general and administrative expenses and investment property for the six months ended June 30, 2010. The portion of these reimbursements included in investment property for the six months ended June 30, 2010 were construction management services provided by an affiliate of the Managing General Partner of approximately $7,000.

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

Note E – Disposition of Investment Property

On December 13, 2010, the Partnership sold its sole investment property, Fairlane East Apartments, to a third party for a gross sale price of $13,950,000. The net proceeds realized by the Partnership were approximately $13,625,000 after payment of closing costs of approximately $325,000. The Partnership used approximately $10,200,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $6,768,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt of approximately $14,000 due to the write-off of unamortized loan costs. The Partnership also recorded approximately $372,000 in taxes payable to Michigan as a result of the sale, which is included in taxes payable at June 30, 2011 and December 31, 2010.

Note F – Distributions

The Partnership distributed the following amounts during the six months ended June 30, 2011 and 2010 (in thousands, except per unit data):

	Six Months Ended June 30, 2011	Per Assignee Unit	Six Months Ended June 30, 2010	Per Assignee Unit

Operations	$ --	$ --	$ 536	$ 20.46

The distribution payable of approximately $48,000 at June 30, 2011 and December 31, 2010 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain Assignee Unit holders in connection with the sale of Fairlane East Apartments.

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

On December 13, 2010, the Partnership sold its sole investment property, Fairlane East Apartments, to a third party for a gross sale price of $13,950,000. The net proceeds realized by the Partnership were approximately $13,625,000 after payment of closing costs of approximately $325,000. The Partnership used approximately $10,200,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $6,768,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt of approximately $14,000 due to the write-off of unamortized loan costs. The Partnership also recorded approximately $372,000 in taxes payable to Michigan as a result of the sale, which is included in taxes payable at June 30, 2011 and December 31, 2010.

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

During the six months ended June 30, 2011, net assets in liquidation increased by approximately $63,000. The increase in net assets in liquidation is primarily due to the collection of a real estate tax refund and the write off of other liabilities, partially offset by the write off of uncollectible receivables and payment of amounts not in accounts payable.

The consolidated statement of net assets in liquidation as of June 30, 2011 includes approximately $18,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2011. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected liquidation period.

The Partnership distributed the following amounts during the six months ended June 30, 2011 and 2010 (in thousands, except per unit data):

	Six Months Ended June 30, 2011	Per Assignee Unit	Six Months Ended June 30, 2010	Per Assignee Unit

Operations	$ --	$ --	$ 536	$ 20.46

The distribution payable of approximately $48,000 at June 30, 2011 and December 31, 2010 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain Assignee Unit holders in connection with the sale of Fairlane East Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 14,153.5 Assignee units (the "Units") in the Partnership representing 60.08% of the outstanding Units at June 30, 2011.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.08% of the outstanding Units, Aimco is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

Oxford Residential Properties I Limited Partnership

By: Oxford Residential Properties I Corporation
Managing General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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